Form 10-Q
period 1996-09-30
M&M FINANCIAL CORP /SC/
filed 1996-11-12
CIK 919162

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    (MARK ONE)                   FORM 10-Q

        X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                    OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               FOR THE TRANSITION PERIOD FROM _________TO_________

                         Commission File Number O-18460

                           M & M FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

         South Carolina                           57-0771433
   (State or other jurisdiction                (I.R.S. Employer
       of incorporation)                        Identification No.)

                               307 N. MAIN STREET
                                MARION, SC 29571
                    (Address of principal executive
                     offices, including zip code)

                                 (803) 423-3436
              (Registrant's telephone number, including area code)
                ------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                      YES   X      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the date of this filing.

                335,372 SHARES OF COMMON STOCK, $5.00 PAR VALUE

                                  PAGE 1 OF 13
                             EXHIBIT INDEX ON PAGE 2

                           M & M FINANCIAL CORPORATION

                                      INDEX



PART I.  FINANCIAL INFORMATION                                                Page No.

Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets - September 30, 1996 and
     December 31, 1995.........................................                    3

     Condensed  Consolidated  Statements  of  Income  -  Nine  months  ended
     September 30, 1996 and 1995 and Three months ended September 30, 1996
     and 1995. ................................................                    4

     Condensed Consolidated Statement of Stockholders' Equity..                    5

     Condensed Consolidated Statements of Cash Flows - Nine months
     ended September 30, 1996 and 1995. ............................               6

     Notes to Condensed Consolidated Financial Statements ..............           7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. ..........................                  8-12

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K. ....................                   13

         (a) Exhibits. ........................................                   13

         (b) Reports on Form 8-K. .............................                   13

                           M & M FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                           September 30,             December 31,
                                                                                                  1996                    1995

ASSETS:
Cash and cash equivalents:
  Cash and due from banks                                                            $           7,675,872    $          6,598,244
  Federal funds sold                                                                             5,150,000               2,750,000
                                                                                     ---------------------    --------------------
                                                                                                12,825,872               9,348,244
Time deposits with other banks                                                                   1,000,000                 300,000
Securities held-to-maturity (estimated market
 value of $3,566,111 and $4,228,844 at September 30,
 1996 and December 31, 1995, respectively)                                                       3,447,707               4,060,676
Securities available-for-sale                                                                   35,506,886              36,564,801

Loans receivable                                                                                74,247,531              61,344,204
   Less allowance for loan losses                                                                 (987,924)               (818,637)
                                                                                     ---------------------    --------------------
     Loans, net                                                                                 73,259,607              60,525,567

Premises, furniture & equipment, net                                                             3,812,038               3,883,968
Accrued interest receivable                                                                      1,082,518                 989,126
Other assets                                                                                     2,287,985               2,142,538
                                                                                     ---------------------    --------------------

    Total assets                                                                     $         133,222,613    $        117,814,920
                                                                                     =====================    ====================

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:
Deposits:
  Non-interest bearing                                                               $          17,178,697    $         17,369,811
  Interest bearing                                                                              88,781,913              78,714,302
                                                                                     ---------------------    --------------------
                                                                                               105,960,610              96,084,113
Short-term borrowings                                                                              667,335                 470,577
Securities sold under agreements to repurchase                                                   9,377,849               9,777,892
Borrowings from the Federal Home Loan Bank                                                       5,000,000
Accrued interest and other liabilities                                                           1,604,444               1,323,979
                                                                                     ---------------------    --------------------

    Total liabilities                                                                          122,610,238             107,656,561
                                                                                     ---------------------    --------------------

STOCKHOLDERS' EQUITY:

Common stock, $5 par value, 800,000 shares authorized, 335,372 shares issued and outstanding at September 30, 1996 and
  December 31, 1995, respectively                                                                1,676,860               1,676,860
Surplus                                                                                          2,483,783               2,483,783
Unrealized gain (loss) on securities
  available-for-sale, net of deferred taxes                                                        (84,509)                    606
Retained earnings                                                                                6,536,241               5,997,110
                                                                                     ---------------------    --------------------

    Total stockholders' equity                                                                  10,612,375              10,158,359
                                                                                     ---------------------    --------------------

    Total liabilities and stockholders' equity                                       $         133,222,613    $        117,814,920
                                                                                     =====================    ====================




            See notes to condensed consolidated financial statements

                           M & M FINANCIAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                             Nine Months Ended                         Three Months Ended
                                                 September 30,                             September 30,
                                   ----------------------------------------  --------------------------------------
                                              1996                 1995                 1996               1995
                                   --------------------------------------    --------------------------------------


Interest income:
  Loans, including fees            $       4,893,730    $       3,598,016    $       1,732,879    $       1,347,882
  Securities, taxable                      1,563,819            2,038,234              555,748              573,853
  Securities, tax-exempt                     222,141              268,903               66,989               87,619
  Other interest income                      230,486               89,457               55,387               56,663
                                   -----------------    -----------------    -----------------    -----------------
                                           6,910,176            5,994,610            2,411,003            2,066,017
                                   -----------------    -----------------    -----------------    -----------------
Interest expense:
  Deposit accounts                         2,723,957            2,272,323              948,650              879,578
  Other interest expense                     465,770              512,917              185,540              129,926
                                   -----------------    -----------------    -----------------    -----------------
                                           3,189,727            2,785,240            1,134,190            1,009,504
                                   -----------------    -----------------    -----------------    -----------------

Net interest income                        3,720,449            3,209,370            1,276,813            1,056,513

Provision for loan losses                    135,000               34,971               45,000                7,099
                                   -----------------    -----------------    -----------------    -----------------
Net interest income after
  provision for loan losses                3,585,449            3,174,399            1,231,813            1,049,414
                                   -----------------    -----------------    -----------------    -----------------

Other operating income:
  Service charges on
    deposit accounts                         545,565              585,563              187,663              193,700
  Other charges, commissions
    and fees                                 427,153              284,657              121,501               38,404
  Gain (loss) on sales
    of securities                             (8,408)             129,613                   64               79,542
                                   -----------------    -----------------           ----------    -----------------
                                             964,310              999,833              309,228              311,646
                                   -----------------    -----------------    -----------------    -----------------
Other operating expenses:
  Salaries and benefits                    2,097,968            1,974,430              703,926              644,034
  Net occupancy expense                      612,686              576,053              224,340              149,603
  Other operating expenses                   997,362            1,091,169              372,540              296,729
                                   -----------------    -----------------    -----------------    -----------------
                                           3,708,016            3,641,652            1,300,806            1,090,366
                                   -----------------    -----------------    -----------------    -----------------

Income before taxes                          841,743              532,580              240,235              270,694

Income tax provision                         202,000              133,145               58,000               67,675
                                   -----------------    -----------------    -----------------    -----------------

Net income                         $         639,743    $         399,435    $         182,235    $         203,019
                                   =================    =================    =================    =================

Earnings per share:

  Net income per
    common share                   $            1.91    $            1.19    $             .54    $             .61
                                   =================    =================    =================    =================

Weighted average common
  shares outstanding                         335,372              335,372              335,372              335,372
                                   =================    =================    =================    =================





            See notes to condensed consolidated financial statements

                           M & M FINANCIAL CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)



                                                                                      Unrealized
                                                                                     Gain (loss)
                                                                                    on Securities                          Total
                                          Common Stock                                 Held-For-         Retained      Stockholders'
                                     Shares         Amount            Surplus         Sale, net         Earnings          Equity

Balance,
 December 31, 1995                  335,372 $      1,676,860  $      2,483,783  $           606  $      5,997,110  $    10,158,359

Cash dividends                                                                                           (100,612)        (100,612)

Change in fair
 value for the
 period                                                                                 (85,115)                           (85,115)

Net income
 for the period                                                                                           639,743          639,743
                           ---------------- ----------------  ----------------  ---------------  ----------------  ---------------

Balance,
  September 30, 1996                335,372 $      1,676,860  $      2,483,783  $       (84,509)       $6,536,241      $10,612,375
                                    ======= ================  ================  ===============  ================  ===============









            See notes to condensed consolidated financial statements

                           M & M FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                       Nine Months Ended
                                                                                                         September 30,

                                                                                                     1996                  1995
                                                                                           ------------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                             $          639,743    $          399,435
     Adjustments to reconcile net income to
       net cash provided (used) by operating activities:
     Depreciation                                                                                    301,686               308,750
     Provision for possible loan losses                                                              135,000                34,971
     (Gain) loss on sale of securities                                                                 8,408              (129,613)
     Other, net                                                                                      120,051                41,374
                                                                                          ------------------    ------------------
         Net cash provided by operating activities                                                 1,204,888               654,917
                                                                                          ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in loans to customers                                                            (12,869,040)          (14,450,659)
   Purchases of securities available-for-sale                                                     (6,964,375)          (11,123,492)
   Sales of securities available-for-sale                                                            832,078             8,323,511
   Maturities of securities available-for-sale                                                     7,028,733             7,156,596
   Purchases of securities held-to-maturity                                                                             (5,908,470)
   Maturities of securities held-to-maturity                                                         602,500             6,533,495
   Proceeds from sales of securities held-to-maturity                                                                    8,776,277
   Net (increase) decrease in time deposits
      with other banks                                                                              (700,000)              300,000
   Proceeds from sale of other real estate owned                                                                           130,000
   Purchases of premises and equipment                                                              (229,756)             (161,934)
                                                                                          ------------------    ------------------
       Net cash (used) by investing activities                                                   (12,299,860)             (424,676)
                                                                                          ------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                                                   (100,612)              (83,843)
   Net increase in deposits accounts                                                               9,876,497             8,402,619
   Advances from Federal Home Loan Bank                                                            5,000,000
   Increase in short-term borrowings                                                                 196,758               677,229
   Decrease in securities sold
       under agreements to repurchase                                                               (400,043)             (872,471)
                                                                                          ------------------    ------------------
       Net cash provided by financing activities                                                  14,572,600             8,123,534
                                                                                          ------------------    ------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                          3,477,628             8,353,775

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                     9,348,244             7,652,599
                                                                                          ------------------    ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $       12,825,872    $       16,006,374
                                                                                          ==================    ==================

 Cash paid during the period for:
   Income taxes                                                                           $          119,000    $                0
   Interest                                                                               $        3,063,144    $        2,452,056








            See notes to condensed consolidated financial statements

                           M & M FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to stockholders. The financial statements as of September 30, 1996 and for the interim periods ended September 30, 1996 and 1995 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1995 has been derived from the audited financial statements as of that date. For further information, please refer to the financial statements and the notes included in the Company's 1995 Annual Report.


NOTE 2 - BORROWINGS FROM THE FEDERAL HOME LOAN BANK


For the nine months ended September 30, 1996, the banking subsidiary had advances of $5,000,000 on its $10,000,000 credit availability line with the Federal Home Loan Bank of Atlanta. Advances on this line are available at variable and fixed rate terms. As collateral, the Bank has pledged first mortgage loans on one to four family residential properties and debt securities. In addition, the Bank's Federal Home Loan Bank stock, which is included in other assets, is pledged to secure the borrowings.

                           M & M FINANCIAL CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following is a discussion of the Company's financial condition at September 30, 1996 compared to December 31, 1995, and the results of operations for the three and nine months ended September 30, 1996 compared to the three and nine months ended September 30, 1995. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

RESULTS OF OPERATIONS

NET INTEREST INCOME

For the nine months ended September 30, 1996, net interest income increased $511,079, or 15.92%, over the nine months ended September 30, 1995. For the quarter ended September 30, 1996, net interest income increased $220,300, or 20.85%, over the third quarter of 1995.

The improvement in both the nine and three months periods ended September 30, 1996, is related to an increase in the volume of interest earning assets and an increase in the rates on interest earning assets due to an increase in the percentage of loans to total earning assets. For the nine months ended September 30, 1996, average loans comprised 61% of earning assets compared to 49% for the same period of 1995. The improvement in net interest income is partially offset by the increase in the rates paid on interest bearing liability accounts. The increase in the volume of both assets and liabilities was attributable to management's ability to strengthen its influence in the Company's market area.

Interest expense on liability accounts increased 14.52% and 12.35% for the nine months and for the quarter ended September 30, 1996, respectively, due mainly to an increase in the volume of interest bearing deposits which were used to fund the growth in loans. Interest expense was also affected by an increase in the rates paid on deposits due to management strategies to competitively price its interest bearing deposit accounts, particularly certificates of deposit, to compete with other community and regional banks.

The influence of the factors above had the effect of increasing the interest rate spread 28 basis points to 3.77% and increasing the net yield on earning assets 32 basis point to 4.45% for the nine months period ended September 30, 1996. Also, the influence of the factors above had the effect of increasing, for the quarter ended September 30, 1996, the interest rate spread approximately 18 basis points to 3.79% and increasing the net yield on earning assets 21 basis points to 4.43% when compared to the three months ended September 30, 1995.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the nine months and the quarter ended September 30, 1996, the provision was $135,000 and $45,000, an increase of $100,029 and $37,901, respectively, from the comparable 1995 periods. The increases do not reflect a negative trend in nonperforming or classified assets but are indicative of management's decision to maintain the target ratio of the allowance for loan losses to total loans. Based on present information, management believes the allowance for loan losses is adequate at September 30, 1996 to meet presently known and inherent risks in the loan portfolio.

                           M & M FINANCIAL CORPORATION

NON-INTEREST INCOME

Total non-interest income during the nine months ended September 30, 1996 was $964,310, a decline of $35,523, or 3.55%, from the comparable period in 1995. For the quarter ended September 30, 1996, total non-interest income was $309,228, a decline of $2,418 or .78% from the comparable period in 1995.

The decline in both periods is due primarily from sales of securities available-for-sale. A net loss of $8,408 and a net gain of $64 was recognized for the nine and three months periods ended September 30, 1996, compared to a net gain of $129,613 and $79,542, for the comparable 1995 periods, respectively.

NON-INTEREST EXPENSE

Total non-interest expense for the nine months ended September 30, 1996 was $3,708,016; an increase of 1.82% compared to the nine months ended September 30, 1995. For the quarter ended September 30, 1996, non-interest expense was 19.3%, or $210,440, higher than the non-interest expense of $1,090,366 for the quarter ended September 30, 1995.

The net increase in non-interest expense for both periods presented is attributable mainly to the ordinary growth of the bank. The increase in all categories of non-interest expense is offset by the industry-wide reduction in the rates for deposit insurance charged by the Federal Deposit Insurance Corporation (FDIC). FDIC insurance expense declined approximately $96,000 for the nine month period ended September 30, 1996 from the comparable 1995 period. The 19.3% increase for the quarter ended September 30, 1996 from the comparable 1995 period is due in part to an increase in the Company's maintenance contracts.

INCOME TAXES

The income tax provision for the nine months and quarter ended September 30, 1996, was $202,000 and $58,000, compared to $133,145 and $67,675 for the comparable 1995 periods, respectively. For the nine months and quarter ended September 30, 1996, the effective income tax rate was approximately 24% compared to 25% for the same periods of 1995.

NET INCOME

The combination of the above factors resulted in net income for the nine months ended September 30, 1996 of $639,743 or $1.91 per share as compared to $399,435 or $1.19 per share for the nine months ended September 30, 1995. For the quarter ended September 30, 1996, net income was $182,235 or $.54 per share as compared to $203,019 or $.61 per share for the comparable period in 1995.

ASSETS AND LIABILITIES

During the first nine months of 1996, total assets grew $15,407,693, or 13.08% when compared to December 31, 1995. Most of the growth was attributable to a strong loan demand in the Company's market area which resulted in a $12,903,327, or 21.03%, increase in loans since December 31, 1995. The increase in both total assets and loans was substantially funded by a $5,000,000 in borrowings from the Federal Home Loan Bank and customers' deposits which increased $9,876,497 since December 31, 1995.

                           M & M FINANCIAL CORPORATION


INVESTMENT SECURITIES

Investment securities decreased by $1,670,884 since December 31, 1995, which is in accordance with management efforts to shift investable funds to loans, which traditionally have higher yields.

LOANS

Management believes that commercial loan demand will remain strong in Horry and Florence Counties for the foreseeable future. Construction and tourism activities are increasing in the Horry County market. Management evaluates consumer loan demand in Horry, Florence, and Marion County markets as being essentially flat. Balances within the major loan receivable categories as of September 30, 1996 and December 31, 1995 are as follows:

                                     September 30,         December 31,
                                            1996                     1995

Commercial and agricultural      $         62,535,289     $         49,966,753
Real estate - construction                  2,597,013                1,127,091
Consumer and other                          9,115,229               10,250,360
                                 --------------------     --------------------
                                 $         74,247,531     $         61,344,204
                                 ====================     ====================


RISK ELEMENTS IN THE LOAN PORTFOLIO

The following is a summary of risk elements in the loan portfolio:

                                                     September 30,  December 31,
                                                         1996            1995
Loans:
   Nonaccrual loans                                 $    727,000     $   786,000

   Accruing loans more than 90
     days past due                                  $    178,000     $         0

Loans identified by the internal review mechanism:

   Criticized                                       $  1,783,000     $ 5,242,000

   Classified                                       $  2,321,000     $ 3,494,000

                           M & M FINANCIAL CORPORATION


Activity in the Allowance for Loan Losses is as follows:
                                                         September 30,
                                                     1996              1995


Balance, January 1,                            $     818,637     $     726,097
Provision for loan losses for the period             135,000            34,971
Net loans (charged off) recovered for
  the period                                          34,287           127,406
                                               -------------     -------------

Balance, end of period                         $     987,924     $     888,474
                                               =============     =============

Gross loans outstanding, end of period         $  74,247,531     $  58,185,346

Allowance for Loan Losses to loans outstanding          1.33%             1.53%

DEPOSITS

Total deposits increased $9,876,497 or 10.28% from December 31, 1995. Expressed in percentages, non-interest bearing deposits decreased 1.10% and interest bearing deposits increased 12.79%.

Balances within the major deposit categories as of September 30, 1996 and December 31, 1995 are as follows:

                                           September 30,      December 31,
                                             1996                  1995

Non-interest bearing demand deposits    $    17,178,697     $   17,369,811
Interest bearing demand deposits             22,240,702         19,508,460
Savings deposits                             15,783,182         15,081,219
Certificates of deposit                      50,758,029         44,124,623
                                        ---------------     --------------

                                        $   105,960,610     $   96,084,113
                                        ===============     ==============

LIQUIDITY

Funding loans and deposit withdrawals utilizes the Company's liquidity. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was 61.4% at September 30, 1996 and 57.7% at December 31, 1995. Liquidity needs are met by the Company through scheduled maturities of loans and investments, borrowings, and through pricing policies for interest-bearing deposit accounts. Management believes the Company's liquidity is adequate to meet the expected strong loan demand in its marketplace.

Maturities and sales of securities are a ready source of liquidity. The Company has a $10,000,000 line of credit with the Federal Home Loan Bank of Atlanta. As of September 30, 1996, the Company has an unused balance of $5,000,000 on this line of credit with the Federal Home Loan Bank of Atlanta in addition to $8,500,000 of unused lines of credit with correspondent banks to purchase federal funds.

                           M & M FINANCIAL CORPORATION


CAPITAL RESOURCES

Total stockholders' equity increased $454,016 to $10,612,375 since December 31, 1995. The increase is due to earnings for the period of $639,743 less dividends paid of $100,612 and a negative net change of $85,115 in the fair value of securities available-for-sale.

Bank holding companies, such as the Company, and their bank subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy. These are expressed in the form of certain ratios. Capital is separated into Tier I capital (essentially common stockholders' equity less intangible assets) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in the Company's assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier I capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier I capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines. Banks and bank holding companies are required to maintain a minimum ratio of Tier I capital to adjusted quarterly average total assets of 3.0%.


The following table summarizes the Company's risk-based capital at September 30, 1996:


Risk based capital ratios
     Tier I                         12.72%
     Total capital                  13.90%
     Leverage ratio                  7.97%


REGULATORY MATTERS

The management of the Company is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources, or operations.

                           M & M FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

              (a)   Exhibits
                    None
              (b)   Reports on Form 8-K
                    During the quarter ended September 30, 1996, the Company did not file any reports on Form 8-k.

Items 1, 2,3,4 and 5 are not applicable.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           M & M FINANCIAL CORPORATION



                           By:
                                  Chester A. Duke
                                  President & Chief Executive Officer


Date: November 8, 1996     By:
                                  Marion E. Freeman
                                  Chief Financial Officer