Form 10KSB
period 1996-12-31
M&M FINANCIAL CORP /SC/
filed 1997-03-28
CIK 919162

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB


         /X/ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) For fiscal year ended December 31, 1996

         /_/ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) For the transition period from
         ____________  to   _____________

                         Commission file number: 0-25440

                           M & M FINANCIAL CORPORATION
                 (Name of Small Business Issuer in Its Charter)

           South Carolina                                57-0771433
 (State or Other Jurisdiction of                      (I.R.S. Employer
 Incorporation or Organization)                      Identification No.)

                307 N. Main Street
             Marion, South Carolina                           29571
   (Address of Principal Executive Offices)                 (Zip Code)

                                 (803) 431-1000
                (Issuer's Telephone Number, Including Area Code)

 Securities registered under Section 12(g) of the Exchange Act:
                         Common Shares (Title of Class)

          Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

         State issuer's revenues for its most recent fiscal year.  $10,462,809

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $13,414,880 as of December 31, 1996

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 335,372 common shares as of March 3, 1997

                       DOCUMENTS INCORPORATED BY REFERENCE


The following documents are incorporated by reference to the parts indicated of this Form 10-KSB:

         1. Portions of the Annual Report to Security Holders for the fiscal year ended December 31, 1996 are incorporated by reference in Part II, Items 6 and 7; and

         2. Portions of the Proxy Statement dated and to be mailed to stockholders of the Company on April 4, 1997 ("1997 Proxy Statement") are incorporated herein by reference in Part III, Items 9, 10, 11, and 12.

                                     PART I


Item 1.           Description of Business.

General. M&M Financial Corporation (formerly "Marion National Corporation"), a registered bank holding company, was incorporated February 24, 1984 under the laws of the State of South Carolina. The purpose for incorporation was to acquire Marion National Bank (now "First National South") and to invest in other bank related businesses. M&M Financial Corporation (the "Company" or "Registrant") provides its customers with banking services through its subsidiary, First National South (the "Bank"). The Company provides no active services through its subsidiary Marion National Investment Corporation. The Company owes 100% of the issued and outstanding stock of the Bank and Marion National Investment Corporation.

Subsidiaries. The Bank was organized in 1911 as a national bank and acquired by the Company through a bank holding company reorganization in 1984. As the Company's principle subsidiary, the Bank accounted for 99.78% of total consolidated assets as of December 31, 1996, and 97.63% of total net income for 1996. The Bank conducts its business from its main bank building on Main Street, Marion, South Carolina, and its other offices at 402 South Main Street, Mullins, South Carolina, 1207 East Godbold Street, Marion, South Carolina and offices in Nichols, Myrtle Beach and Florence, South Carolina.

The Bank offers a full range of banking services to both businesses and individuals in its market areas. These services include regular and interest checking, money market, savings and time deposit accounts as well as personal and business loans. The Bank also provides automated 24-hour banking for the convenience of its customers.

Marion National Investment Corporation is a wholly-owned subsidiary of the Company that operated as a non-banking subsidiary insurance agency until September 1990. At that time, certain assets of Marion National Investment Corporation were sold to four individuals for a purchase price payable over 10 years. Marion National Investment Corporation continues to exist as a corporation to receive payments from the sale of its assets and to hold title to and own its furniture, equipment and premises.

Employees. At March 3, 1997, the Company and the Bank employed 79 full-time employees and 11 part-time employees. Neither the Company nor the Bank is a party to a collective bargaining agreement, and they consider their relations with employees to be good.

Competition and Market Area. The primary market areas of the Company and the Bank are the cities of Marion and Mullins, South Carolina. Approximately 45.52% of the Bank's total deposits come from the City of Marion and approximately 33.73% of its deposits come from the City of Mullins. The greater market area for the Bank includes Marion County and various areas within Horry County, South Carolina, with a large part of that volume concentrated in the eastern and northwestern portions of Horry County.

On December 31, 1996, the Bank had total deposits of $107,619,013 and total assets of $133,614,156. As such, the Bank ranked as the largest financial institution in Marion County, South Carolina. In the City of Marion, the competition for the Bank includes Wachovia Bank of South Carolina, N.A. (a super regional), First Citizens Bank & Trust Company of South Carolina and Pee Dee Federal Savings and Loan Association. In the City of Mullins, the competition for the Bank includes Anderson Brothers Bank, Carolina Bank & Trust Company, and a branch of Pee Dee Federal Savings and Loan Association.

The Bank faces competition for deposits in its primary market areas from these institutions as well as from other companies such as brokerage firms and insurance companies. The larger financial institutions in the Bank's market area have certain advantages over the Bank, including their ability to finance extensive advertising campaigns and to allocate investment assets to regions of highest yield and demand. In addition, by virtue of these institutions' greater total capitalization, they have higher lending limits than the Bank. The City of Mullins is an agricultural community whose livelihood is tied to farm products, particularly tobacco. The City of Marion has an economy that is manufacturing based.

Supervision and Regulation.

General. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Act"), and is registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and the South Carolina State Board of Financial Institutions (the "State Board"). The Company is required to file semi-annual reports with the Federal Reserve Board and such additional information as that Board may require pursuant to the Act, and to file annual reports with the State Board.

The Company also is subject to examination by the Federal Reserve Board and the State Board and is required to obtain Federal Reserve Board and State Board approval prior to acquiring, directly or indirectly, ownership or control of any voting shares of a bank if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting stock of such bank, unless it already owns a majority of the voting stock of such bank. Furthermore, a bank holding company is, with limited exceptions, prohibited from acquiring direct or indirect ownership or control of any voting stock of any company which is not a bank or a bank holding company and must engage only in the business of banking or managing and controlling banks or furnishing services to or performing services for its subsidiary banks. One of the exceptions to this prohibition is the ownership of shares of a company, the activities of which the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Interstate Act. On September 29, 1994, President Clinton signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act"). The Interstate Act provides for nationwide interstate banking and branching with certain limitations. The Interstate Act permits bank holding companies to acquire banks without regard to state boundaries after September 29, 1995. The Federal Reserve may approve an interstate acquisition only if, as a result of the acquisition, the bank holding company would control less than 10% of the total amount of insured deposits in the United States or 30% of the deposits in the home state of the bank being acquired. The home state can waive the 30% limit as long as there is no discrimination against out-of-state institutions.

Pursuant to the Interstate Act, interstate branching will take effect on June 1, 1997, except under certain circumstances. Once a bank has established branches in a host state (a state other than its headquarters state) through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the host state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. The Interstate Act further provides that individual states may opt out of interstate branching. If a state does not opt out of interstate branching prior to May 31, 1997, then a bank in that state may merge with a bank in another state provided that neither of the states have opted out. States may either enact laws opting out of interstate branching before June 1, 1997 or permit interstate merger transactions earlier than June 1, 1997 by statute at their option. A state also may impose conditions on any interstate merger transaction that occurs before June 1, 1997 if the conditions do not discriminate against out-of-state banks, are not preempted by federal law, and do not apply or require performance after May 31, 1997.

Transactions with Affiliates. There are various legal restrictions on the extent to which the Company and any future nonbank subsidiaries can borrow or otherwise obtain credit from the Bank. There also are legal restrictions on the Bank's purchase of or investments in the securities of and purchases of assets from the Company and any of its future nonbank subsidiaries, a bank's loans or extensions of credit to third parties collateralized by the securities or obligations of the Company and any of its future nonbank subsidiaries, the issuance of guaranties, acceptances and letters of credit on behalf of the Company and any of its future nonbank subsidiaries, and certain bank transactions with the Company and any of its future nonbank subsidiaries, or with respect to which the Company and nonbank subsidiaries, act as agent, participate or have a financial interest. Subject to certain limited exceptions, the Bank may not extend credit to the Company or to any other affiliate in an amount which exceeds 10% of the Bank's capital stock and surplus and may not extend credit in the aggregate to such affiliates in an amount which exceeds 20% of its capital stock and surplus. Further, there are legal requirements as to the type, amount and quality of collateral which must secure such extensions of credit transactions between the Bank and the Company or such other affiliates, and such transactions must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with non-affiliated companies. Also, the Company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

Capital Adequacy. The federal banking agencies have adopted risk-based capital guidelines for banks and bank holding companies. The minimum guideline for the ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. The minimum ratio of Tier I Capital must be composed of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier I Capital"). The remainder may consist of subordinated debt, other preferred stock and a limited amount of loan loss reserves.

In addition, the federal banking agencies have established minimum leverage ratio guidelines for banks and bank holding companies. Their guidelines provide for a minimum ratio of Tier I Capital to average assets, less goodwill and certain other intangible assets (the "Leverage Ratio"), of 3% for banks that meet certain specific criteria, including having the highest regulatory rating. All other banks generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The guidelines also provide that banks experiencing internal growth or making acquisitions will be expected to maintain a strong capital position substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a "Tangible Tier I Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies,including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. All the federal banking agencies have proposed regulations that would add an additional risk-based capital requirement based upon the amount of an institution's exposure to interest rate risk. In addition, bank regulators continue to indicate their desire generally to raise capital requirements applicable to banking organizations beyond their current levels.

Holding Company Structure and Support of the Bank. Because the Company is the parent holding company of the Bank, its right to participate in the assets of any subsidiary upon the latter's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors (including depositors in the case of bank subsidiaries) except to the extent that the Bank may itself be a creditor with recognized claims against the subsidiary.

Under the Federal Reserve policy, the Company is expected to act as a source of financial strength to, and commit resources to support, the Bank. This support may be required at times when, absent such Federal Reserve policy, the Company may not be inclined to provide it. In addition, any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Under the Federal Deposit Insurance Act (the "FDIA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly- controlled FDIC-insured depository institution or
(ii) any assistance provided by the FDIC to any commonly-controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC's claim for damages is superior to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly-controlled insured depository institution. The Bank is subject to these cross-guarantee provisions; however, the Company has no present plans to have any bank subsidiaries other than the Bank.

FDICIA. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") which was enacted on December 19, 1991, substantially revised the depository institution regulatory and funding provisions of the FDIA and made revisions to several other federal banking statutes. Among other things, FDICIA requires the federal banking regulators to take "prompt corrective action" in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. FDICIA established five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under applicable regulations, a FDIC- insured depository institution is defined to be well capitalized if it maintains a Leverage Ratio of at least 5%, a risk adjusted Tier I Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and is not subject to a directive, order or written agreement to meet and maintain specific capital levels. An insured depository institution is defined to be adequately capitalized if it meets all of its minimum capital requirements as described above. In addition, an insured depository institution will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it is significantly below any such measure, and critically undercapitalized if it fails to maintain a level of tangible equity equal to not less than 2% of total assets. An insured depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

The capital-based prompt corrective action provisions of FDICIA and their implementing regulations apply to FDIC-insured depository institutions and are not directly applicable to holding companies which control such institution. However, the Federal Reserve has indicated that, in regulating bank holding companies, it will take appropriate action at the holding company level based on an assessment of the effectiveness of supervisory actions imposed upon subsidiary depository institutions pursuant to such provisions and regulations.

FDICIA generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution's holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator.

FDICIA contains numerous other provisions, including new accounting, audit and reporting requirements, termination of the "too big to fail" doctrine except in special cases, limitations on the FDIC's payment of deposits at foreign branches, new regulatory standards in such areas as asset quality, earnings and compensation and revised regulatory standards for, among other things, powers of state banks, real estate lending and capital adequacy. FDICIA also requires that a depository institution provide 90 days prior notice of the closing of any branches.

Various other legislation, including proposals to revise the bank regulatory system and to limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress.

FDIC Insurance Premiums. The Bank is required to pay semiannual FDIC deposit insurance assessments. However, the FDIC has recently lowered assessment rates in recognition of the fact that the Bank Insurance Fund has achieved its legally mandated reserve ratio. Under the new rate structure, the most financially sound banks have had their assessment lowered from 23 cents per $100 of insured deposits to 4 cents per $100 of insured deposits. Each financial institution is assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- and further assigned to one of three subgroups with a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state supervisors and other information relevant to the institution's financial condition and the risk posed to the applicable FDIC deposit insurance fund. The actual assessment rate applicable to a particular institution (and any applicable refund) will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC. The FDIC is authorized by federal law to raise insurance premiums in certain circumstances. Any increase in premiums would have an adverse effect on the Bank and the Company's earnings. Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a federal bank regulatory agency.

Payment of Dividends. The Company is a legal entity separate and distinct from the Bank. The principal source of cash flow of the Company, including cash flow to pay dividends on its stock or principal and interest on debt, if any, is dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank to the Company, as well as by the Company to its shareholders. Stockholders of the Company's common stock are entitled to receive dividends as and when declared by the Company's Board of Directors out of funds legally available therefore under the laws of the State of South Carolina. The Company's ability to pay dividends is dependent on the amount of dividends paid by the Bank and any other subsidiary to the Company.

The Company cannot predict what other legislation might be enacted or what other regulations might be adopted, or if enacted or adopted, the affect thereof on the Company and/or the Bank.

Sources and Availability of Funds. The resources essential to the business of the Company and its subsidiary, the Bank, consist primarily of funds derived from deposits. The Company's banking subsidiary uses these funds to make loans and to fund its investment portfolio. The availability of such funds is primarily dependent upon the economic policies of the government, the economy in general and the general credit market for loans.

Monetary Policy and Economic Controls. The earnings of the Company's subsidiary bank, and therefore, to a large extent the earnings of the Company, are affected by the policies of regulatory authorities, including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of bank credit in order to combat recession and curb inflation. Among the instruments used to attain these objectives are open market operations in U. S. Government securities and changes in the reserve requirements applicable to member bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use also may affect interest rates charged on loans or paid for deposits.

Dependence Upon Single Customer or Group of Customers. Neither the Company nor the Bank is dependent upon a single customer or a group of a few customers.

Item 2.           Description of Property

The main office of the Bank, which also serves as the principle office of the Company, is located at 307 N. Main Street, Marion, South Carolina. The main office is an approximately 15,000 square foot, two-story brick building that is owned by the Bank.

The Bank also operates a major office at 402 South Main Street, Mullins, South Carolina in a building owned by the Bank. This two-story, brick building contains approximately 7,840 square feet and was constructed in 1971.

The Bank has four other branches, including a branch located at 1207 East Godbold Street in Marion and branches in Nichols, Myrtle Beach and Florence, South Carolina. All four of these branch buildings are owned by the Bank and are located in one-story, brick buildings.

The Bank also owns a building in Marion which is utilized for the operations center of the Bank.


Item 3.           Legal Proceedings.

The nature of the Company's business and that of the Bank generates a certain amount of litigation involving matters arising in the ordinary course of business. In the opinion of management of the Company, none of the legal proceedings currently pending or threatened to which the Company or its subsidiary Bank is a party or of which any of their properties is subject, is reasonably likely to have any material adverse effect on the business or financial condition of the Company or the Bank.


Item 4.           Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders in the fourth quarter of 1996.


                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.

As of December 31, 1996, there were 703 holders of the Company's Common Stock. Currently, there is no established trading market for the Company's Common Stock. Based on information known to management of the Company, during the period from March 1, 1996 until March 1, 1997, the Common Stock of the Company has traded in the range of $38.00 to $40.00 per share.

Holders of the Company's Common Stock are entitled to such dividends as may be declared from time to time by the Board of Directors out of funds legally available therefor. The Company paid cash dividends of $1.00 and $.90 per share during 1996 and 1995, respectively. Any cash dividends paid by the Bank are paid to the Company as the sole shareholder of the Bank.

No representations can be made as to if or when the Bank will pay cash dividends in the future. The Company's ability to pay dividends to its shareholders depends on the amount of dividends paid by the Bank to the Company. Although the Company expects to pay cash dividends in the future comparable to the dividends paid in the prior two years, as a result of the Company's dependence on the Bank, and the present requirement that the Bank seek prior regulatory approval for the payment of any dividend to the Company, management cannot represent with certainty that the Company will pay dividends in the future or the amount of such dividends, if any.

Item 6.           Management's Discussion and Analysis or Plan of Operation.

         The information appearing on pages 1 through 14 of Exhibit 13 as excerpts from the Company's 1996 Annual Report to Shareholders of the Company is incorporated herein by reference.

Item 7.           Financial Statements.

         The information appearing on pages F-1 through F-21 of Exhibit 13 as excerpts from the Company's 1996 Annual Report to Shareholders of the Company is incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Not applicable.


                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act.

Incorporated by reference to the Company's definitive Proxy Statement relating to the 1997 Annual Meeting of Stockholders of the Company.

Item 10.          Executive Compensation

Incorporated by reference to the Company's definitive Proxy Statement relating to the 1997 Annual Meeting of Stockholders of the Company.


Item 11.     Security Ownership of Certain Beneficial Owners and Management.

Incorporated by reference to the Company's definitive Proxy Statement relating to the 1997 Annual Meeting of Stockholders of the Company.


Item 12.          Certain Relationships and Related Transactions.

Incorporated by reference to the Company's definitive Proxy Statement relating to the 1997 Annual Meeting of Stockholders of the Company.


Item 13.          Exhibits and Report on Form 8-K.

   (a)
         3     (i)   Articles of Incorporation, as amended*
               (ii)  Bylaws, as amended*
         10    (a)   Marion National Bank 401(k) Plan Summary*
               (b)   Marion National Bank Pension Plan Summary*
               (c)   Executive Employment Agreement with George H. Hardwick*
         13          Portions of 1996 Annual Report to Stockholders for year
                     ended December 31, 1996
         21          Subsidiaries of the Registrant
   (b)               No reports were filed on Form 8-K
------------
* Incorporated herein by reference to exhibits filed with Form S-4 Registration Statement under the Securities Act of 1933, Registration No. 33-75344.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    M & M FINANCIAL CORPORATION

Date: 3/25/97                       By:  /s/
                                             Chester A. Duke
                                             Chairman, President and
                                             Chief Executive Officer

Date: 3/25/97                       By:  /s/
                                             Marion E. Freeman
                                             Assistant President
                                             (Chief Financial Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                          Position                                     Date

/s/
Chester A. Duke              Chairman, President, Director                 3/25/97
                            (Chief Executive Officer)

/s/
Charles B. McElveen          Director                                      3/25/97


/s/
J.M. McLendon                Director                                      3/25/97


/s/
Bruce Seigal                 Director                                      3/25/97


/s/
Nancy B. Williams             Director                                     3/25/97

                                                        11

                                  EXHIBIT INDEX


Exhibit                    Exhibit Title

  3(i)        Articles of Incorporation, as amended*
   (ii)       Bylaws, as amended*
 10(a)        Marion National Bank 401(k) Plan Summary*
   (b)        Marion National Bank Pension Plan Summary*
   (c)        Executive Employment Agreement with George H. Hardwick*
 13           Portions of 1996 Annual Report to Stockholders for year ended
              December 31, 1996
 21           Subsidiaries of the Registrant
 23           Consent of Tourville, Simpson & Henderson, Certified Public
              Accountants

------------
* Incorporated herein by reference to exhibits filed with Form S-4 Registration Statement under the Securities Act of 1933, Registration No. 33-75344.