Form 10QSB
period 1997-03-31
M&M FINANCIAL CORP /SC/
filed 1997-05-15
CIK 919162

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 1997

                         Commission File Number O-18460

                           M & M FINANCIAL CORPORATION
        (Exact name of small business issuer as specified in its charter)

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

                                 (803) 431-1000
              (Registrant's telephone number, including area code)

               --------------------------------------------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  YES |X|  NO |_|

State the number of shares outstanding of each of the issuer's classes of common equity as of the date of this filing.

                 335,372 shares of common stock, $5.00 par value

          Traditional Small Business Disclosure Format: YES |X|  NO |_|

                           M & M FINANCIAL CORPORATION

                                      INDEX

PART I.  Financial Information                                          Page No.
                                                                        --------

Item 1. Financial Statements (Unaudited)

      Condensed Consolidated Balance Sheets - March 31, 1997 and
      December 31, 1996.................................................      3

      Condensed Consolidated Statements of Income - Three months ended
      March 31, 1997 and 1996...........................................      4

      Condensed Consolidated Statements of Cash Flows - Three months
      ended March 31, 1997 and 1996.....................................      5

      Notes to Condensed Consolidated Financial Statements .............      6

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations. ...................................   7-11

PART II.  Other Information


Item 6. Exhibits and Reports on Form 8-K. ..............................     12

         (a) Exhibits. .................................................     12

         (b) Reports on Form 8-K. ......................................     12

                           M & M FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                              March 31,     December 31,
                                                                1997            1996
                                                           --------------  --------------
ASSETS:
Cash and cash equivalents:
  Cash and due from banks                                  $    6,052,149  $    7,022,370
  Interest-bearing demand accounts with other banks               783,937         241,458
  Federal funds sold                                            3,060,000         700,000
                                                           --------------  --------------
                                                                9,896,086       7,963,828
Time deposits with other banks                                    300,000         800,000
Securities held-to-maturity (estimated market
 value of $3,247,812 and $3,463,852 at March 31, 1997
 and December 31, 1996, respectively)                           3,147,900       3,344,422
Securities available-for-sale                                  33,978,997      34,997,823

Loans receivable                                               89,141,802      80,922,947
   Less allowance for loan losses                              (1,117,462)     (1,027,355)
                                                           --------------  --------------
     Loans, net                                                88,024,340      79,895,592

Premises, furniture & equipment, net                            4,182,851       3,708,575
Accrued interest receivable                                     1,036,748       1,207,411
Other assets                                                    2,953,456       1,996,546
                                                           --------------  --------------

    Total assets                                           $  143,520,378  $  133,914,197
                                                           ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:
Deposits:
  Non-interest bearing                                     $   17,384,332  $   17,925,223
  Interest bearing                                             91,635,874      89,547,783
                                                           --------------  --------------
                                                              109,020,206     107,473,006
Short-term borrowings                                           1,077,614         549,095
Securities sold under agreements to repurchase                 10,935,781       8,534,279
Borrowings from the Federal Home Loan Bank                     10,000,000       5,000,000
Accrued interest and other liabilities                          1,504,265       1,536,105
                                                           --------------  --------------

    Total liabilities                                         132,537,866     123,092,485
                                                           --------------  --------------

STOCKHOLDERS' EQUITY:
Common stock, $5 par value, 800,000 shares
  authorized, 335,372 shares issued and outstanding
  at March 31, 1997 and  December 31, 1996, respectively        1,676,860       1,676,860
Surplus                                                         2,483,783       2,483,783
Unrealized gain (loss) on securities
  available-for-sale, net of deferred taxes                       (61,462)        140,568
Retained earnings                                               6,883,331       6,520,501
                                                           --------------  --------------

    Total stockholders' equity                                 10,982,512      10,821,712
                                                           --------------  --------------

    Total liabilities and stockholders' equity             $  143,520,378  $  133,914,197
                                                           ==============  ==============

                 See notes to condensed consolidated financial statements

                           M & M FINANCIAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                          Three Months Ended
                                                               March 31,
                                                     --------------------------
                                                         1997          1996
                                                     ------------  ------------
Interest income:
  Loans, including fees                              $  2,085,068  $  1,519,080
  Securities, taxable                                     521,931       489,574
  Securities, tax-exempt                                   64,391        81,332
  Other interest income                                    41,755       130,659
                                                     ------------  ------------
                                                        2,713,145     2,220,645
                                                     ------------  ------------
Interest expense:
  Deposit accounts                                        951,404       889,487
  Borrowings from the Federal Home Loan Bank              109,167             -
  Short-term borrowings                                   127,880       132,961
                                                     ------------  ------------
                                                        1,188,451     1,022,448
                                                     ------------  ------------

Net interest income                                     1,524,694     1,198,197
Provision for loan losses                                  84,000        45,000
                                                     ------------  ------------
Net interest income after provision for loan losses     1,440,694     1,153,197
                                                     ------------  ------------

Other operating income:
  Service charges on deposit accounts                     190,129       170,037
  Other charges, commissions and fees                     196,889       190,120
                                                     ------------  ------------
                                                          387,018       360,157
                                                     ------------  ------------
Other operating expenses:
  Salaries and benefits                                   739,179       698,121
  Net occupancy expense                                   191,653       191,637
  Other operating expenses                                369,498       285,718
                                                     ------------  ------------
                                                        1,300,330     1,175,476
                                                     ------------  ------------

Income before taxes                                       527,382       337,878

Income tax provision                                      164,552        81,100
                                                     ------------  ------------

Net income                                           $    362,830  $    256,778
                                                     ============  ============

Net income per common share                          $       1.08  $        .77
                                                     ============  ============

Weighted average common
  shares outstanding                                      335,372       335,372
                                                     ============  ============

            See notes to condensed consolidated financial statements

                           M & M FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Three Months Ended
                                                                       March 31,
                                                             ----------------------------
                                                                  1997           1996
                                                             -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $     362,830  $     256,778
   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and amortization                                 101,837         97,680
     Provision for loan losses                                      84,000         45,000
     Other, net                                                     37,900        141,181
                                                             -------------  -------------
         Net cash provided by operating activities                 586,567        540,639
                                                             -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in loans to customers                           (8,212,748)    (4,611,385)
   Purchases of securities available-for-sale                     (593,285)    (2,001,875)
   Maturities of securities available-for-sale                   1,288,581      2,368,083
   Maturities of securities held-to-maturity                       193,403        500,000
   Purchase of Federal Home Loan Bank stock                       (735,300)             -
   Net (increase) decrease in time deposits
      with other banks                                             500,000       (500,000)
   Purchases of premises and equipment                            (572,181)       (35,909)
                                                             -------------  -------------
         Net cash used by investing activities                  (8,131,530)    (4,281,086)
                                                             -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits accounts                             1,547,200      2,245,421
   Advances from Federal Home Loan Bank                          5,000,000              -
   Increase in short-term borrowings                               528,519         50,436
   Increase in repurchase agreements                             2,401,502        287,076
                                                             -------------  -------------
         Net cash provided by financing activities               9,477,221      2,582,933
                                                             -------------  -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             1,932,258     (1,157,514)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   7,963,828      9,348,244
                                                             -------------  -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $   9,896,086  $   8,190,730
                                                             =============  =============

 Cash paid during the period for:
   Income taxes                                              $     140,494  $      31,000
   Interest                                                  $   1,434,224  $   1,067,385

            See notes to condensed consolidated financial statements

                           M & M FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to stockholders. The financial statements as of March 31, 1997 and for the interim periods ended March 31, 1997 and 1996 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1996 has been derived from the audited financial statements as of that date. For further information, please refer to the financial statements and the notes included in the Company's 1996 Annual Report.

Note 2 - Borrowings from the Federal Home Loan Bank

For the three months ended March 31, 1997, the Company had short-term, fixed rate advances of $10,000,000 on its $10,000,000 credit availability line with the Federal Home Loan Bank of Atlanta. As collateral, the Bank has pledged first mortgage loans on one to four family residential properties and $1,600,000 of debt securities. In addition, the Bank's Federal Home Loan Bank stock, which is included in other assets, is pledged to secure the borrowings.

Note 3 - Stockholders' Equity

On April 17, 1997, the stockholders approved an increase in the number of authorized shares outstanding from 800,000 shares to 3,000,000 shares. On May 5, 1997, the Company's Board of Directors approved a $.35 per share, or $117,380, cash dividend to all stockholders as of May 5, 1997, payable June 2, 1997. The Board of Directors also approved a 200% stock split effected in the form of a dividend for all stockholders as of June 2, 1997, payable July 1, 1997.

Note 4 - Stock Compensation Plan

Effective April 17, 1997, the Company, upon receiving stockholder approval, adopted an Incentive Stock Option Plan which provides for the granting of options to purchase up to 26,000 shares of the Company's common stock, adjusted for changes in capital structure, to officers and employees of the Company. The per share exercise price of an option may not be less than the fair market value of a share of common stock on the date the option is granted. Participants become vested in options granted based on the participants' years of service to the Company. At no time shall an option be exercised more than ten years from the date of grant. Options that expire unexercised or are cancelled become available for issuance. The Company has granted 18,000 options pursuant to the terms of the Incentive Stock Option Plan.

Note 5 - Subsequent Events

The Company has received regulatory approval for its banking subsidiary to open a branch on its lot in Florence, South Carolina, which was purchased February 28, 1997 for $441,000. The Company does not have any commitments for the construction of the building.

                           M & M FINANCIAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition

The following is a discussion of the Company's financial condition at March 31, 1997 compared to December 31, 1996, and the results of operations for the three months ended March 31, 1997 compared to the three months ended March 31, 1996. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

Results of Operations

Net Interest Income

For the quarter ended March 31, 1997, net interest income increased $326,497, or 27.25%, over the first quarter of 1996. The improvement in the three-month period ended March 31, 1997, is related to an increase in both the volume of and yields on interest-earning assets due to an increase in the percentage of loans to total earning assets. For the three months ended March 31, 1997, average loans comprised 68% of earning assets compared to 57% for the same period of 1996. The improvement in interest income is partially offset by the increase in interest paid on interest-bearing liability accounts due to a $16,545,798 increase in the average volume. The increase in the volume of both assets and liabilities was attributable to management's ability to strengthen its influence in the Company's market area and the Company's emphasis on growth.

Interest expense on liability accounts increased 16.24% for the quarter ended March 31, 1997, compared to the three months ended March 31, 1996, due mainly to an increase in borrowed funds, particularly borrowings from the Federal Home Loan Bank. Interest expense on borrowings from the Federal Home Loan Bank for the quarter ended March 31, 1997 was $109,167 compared to $0 for the quarter ended March 31, 1996.

The influence of the factors above had the effect of increasing the interest rate spread 56 basis points to 4.26% and increasing the net yield on earning assets 45 basis point to 4.87% for the three-month period ended March 31, 1997.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the quarter ended March 31, 1997, the provision was $84,000, an increase of $39,000, from the comparable 1996 period. The increase does not reflect a negative trend in nonperforming or classified assets but is indicative of management's decision to maintain a target ratio of the allowance for loan losses to total loans. Based on present information, management believes the allowance for loan losses is adequate at March 31, 1997 to meet presently known and inherent risks in the loan portfolio.

                           M & M FINANCIAL CORPORATION

Non-Interest Income

Total non-interest income during the three months ended March 31, 1997 was $387,018, an increase of $26,861, or 7.46%, from the comparable period in 1996.

The increase is due primarily to increased income from service charges on deposit accounts due to changes in the fee structures on overdrawn accounts and checks drawn on nonsufficient funds.

Non-Interest Expense

Total non-interest expense for the three months ended March 31, 1997 was $1,300,330, an increase of 10.62% compared to the three months ended March 31, 1996.

The increase in non-interest expense is attributable mainly to the continuing growth of the Company. The primary component of non-interest expense is salaries and benefits which increased to $739,179 in 1997 from $698,121 in 1996, an increase of $41,058. In addition, marketing expenses increased $20,177, or 64%, from the comparable quarter in 1996.

Income Taxes

The income tax provision for the three months ended March 31, 1997, was $164,552 compared to $81,100 for the comparable 1996 period. For the quarter ended March 31, 1997, the effective income tax rate was approximately 31% compared to 24% for the same period in 1996.

Net Income

The combination of the above factors resulted in net income for the three months ended March 31, 1997 of $362,830 or $1.08 per share as compared to $256,778 or $.77 per share for the three months ended March 31, 1996.

Assets and Liabilities

During the first three months of 1997, total assets grew $9,606,181, or 7.17%, when compared to December 31, 1996. A large percentage of the growth was attributable to the growth in loans which increased to $89,141,802 as of March 31, 1997 from $80,922,947 as of December 31, 1996. The increase in total assets was substantially funded by increases in all categories of interest-bearing liabilities with the $5,000,000 increase in borrowings from the Federal Home Loan Bank being the most substantial change.

Investment Securities

Investment securities decreased by $1,215,348 since December 31, 1996, which is in accordance with management's efforts to shift investable funds to loans, which traditionally have higher yields.

Loans

In order to improve earnings and shift investable funds to loans, the Board of Directors has recommended an increase in the loan-to-deposit ratio to 85% from 80%. Additionally, management has emphasized its commitment to loan growth and the recommendations of the Board by hiring several experienced loan officers within the past year.

                           M & M FINANCIAL CORPORATION

Management believes that commercial loan demand will remain strong in Horry and Florence Counties for the foreseeable future. Construction and tourism activities are increasing in the Horry County market. Management evaluates consumer loan demand in Horry, Florence, and Marion County markets as being essentially flat. Balances within the major loan receivable categories as of March 31, 1997 and December 31, 1996 are as follows:

                                                  March 31,      December 31,
                                                    1997             1996
                                                -------------   --------------
Commercial and agricultural                     $  57,263,446   $   55,300,370
Real estate - construction                          4,684,274        3,296,039
Consumer and other                                 27,194,082       22,326,538
                                                -------------   --------------
                                                $  89,141,802   $   80,922,947
                                                =============   ==============

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

                                                   March 31,     December 31,
                                                     1997            1996
                                                -------------   --------------
Loans:
   Nonaccrual loans                             $     633,000   $      710,834

   Accruing loans more than 90
     days past due                              $       9,000   $       11,916

Loans identified by the internal
  review mechanism:

   Criticized                                   $   2,409,000   $    1,751,459

   Classified                                   $   1,890,000   $    2,314,980


Activity in the Allowance for Loan Losses
  is as follows:
                                                           March 31,
                                                ------------------------------
                                                     1997             1996
                                                -------------   --------------
Balance, January 1,                             $   1,027,355   $      818,637
Provision for loan losses for the period               84,000           45,000
Net loans (charged off) recovered for
  the period                                            6,107           16,933
                                                -------------   --------------

Balance, end of period                          $   1,117,462   $      880,570
                                                =============   ==============

Gross loans outstanding, end of period          $  89,126,802   $   65,972,522

Allowance for Loan Losses to loans outstanding          1.25%            1.35%

                           M & M FINANCIAL CORPORATION

Deposits

Total deposits increased $1,547,200 or 1.44% from December 31, 1996. Expressed in percentages, noninterest-bearing deposits decreased 3.02% and interest-bearing deposits increased 2.33%.

Balances within the major deposit categories as of March 31, 1997 and December 31, 1996 are as follows:

                                                   March 31,     December 31,
                                                     1997            1996
                                                -------------   --------------
Non-interest bearing demand deposits            $  17,384,332   $   17,925,223
Interest bearing demand deposits                   24,527,150       23,412,310
Savings deposits                                   16,283,660       15,164,905
Certificates of deposit                            50,825,064       50,970,568
                                                -------------   --------------
                                                $ 109,020,206   $  107,473,006
                                                =============   ==============

Liquidity

Funding loans and deposit withdrawals utilizes the Company's liquidity. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was 67.18% at March 31, 1997 and 65.73% at December 31, 1996. Liquidity needs are met by the Company through scheduled maturities of loans and investments, borrowings, and through pricing policies for interest-bearing deposit accounts. Management believes the Company's liquidity is adequate to meet the expected strong loan demand in its marketplace.

Maturities and sales of securities are a ready source of liquidity. The Company has a $10,000,000 line of credit with the Federal Home Loan Bank of Atlanta. As of March 31, 1997, the Company has borrowed the full $10,000,000 on this line of credit. The Company also has $8,500,000 of unused lines of credit with correspondent banks to purchase federal funds. As a secondary source of liquidity, the Company has securities available for sale with a carrying value of $33,978,997 as of March 31, 1997.

Capital Resources

Total stockholders' equity increased $160,800 to $10,982,512 since December 31,1996. The increase is due to earnings for the period ended March 31, 1997 of $362,830 and a negative net change of $202,030 in the fair value of securities available-for-sale.

The Bank subsidiary of the Company is required by banking regulators to meet certain minimum levels of capital adequacy. These are expressed in the form of certain ratios. Capital is separated into Tier I capital (essentially common stockholders' equity less intangible assets) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in the Bank's assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier I capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier I capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines. The Bank is required to maintain a minimum ratio of Tier I capital to adjusted quarterly average total assets of 3.0%.

                           M & M FINANCIAL CORPORATION

The following table summarizes the Bank's risk-based capital at March 31, 1997:


Risk based capital ratios:
    Tier I                                             11.01%
    Total capital                                      12.14%
    Leverage ratio                                      7.51%

The Federal Reserve Board has similar requirements for bank holding companies. The Company is currently not subject to these requirements because the Federal Reserve guidelines contain an exemption for bank holding companies with less than $150,000,000 in consolidated assets.

Regulatory Matters

The management of the Company is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources, or operations.

Accounting Rule Changes

During the first quarter of 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which addresses the computation, presentation, and disclosure requirements for earnings per share by entities with publicly held common stock. Statement No. 128 is effective for both interim and annual periods ending after December 15, 1997.

                           M & M FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits
              27. Financial Data Schedule

          (b) Reports on Form 8-K
              During the quarter ended March 31, 1997, the Company did not file any reports on Form 8-k.


                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           M & M FINANCIAL CORPORATION


Date: May 14, 1997         By: /s/
                               -----------------------------------------
                                Chester A. Duke
                                President & Chief Executive Officer


Date: May 14, 1997         By: /s/
                               -----------------------------------------
                                Marion E. Freeman
                                Chief Financial Officer