Form 10QSB
period 1997-06-30
M&M FINANCIAL CORP /SC/
filed 1997-08-11
CIK 919162

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 1997

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

                                 (803) 431-1000
              (Registrant's telephone number, including area code)
                ------------------------------------------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  YES X NO____

State the number of shares outstanding of each of the issuer's classes of common equity as of the date of this filing.

                1,006,116 shares of common stock, $5.00 par value


          Traditional Small Business Disclosure Format: YES X NO ______

                           M & M FINANCIAL CORPORATION

                                      INDEX


PART I.  Financial Information                                                       Page No.
Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets - June 30, 1997 and
     December 31, 1996.............................................................      3

     Condensed  Consolidated  Statements  of Income - Six months  ended June 30,
     1997 and 1996 and Three months ended June 30, 1997
     and 1996......................................................................      4

     Condensed Consolidated Statements of Cash Flows - Six months
     ended June 30, 1997 and 1996..................................................      5

     Notes to Condensed Consolidated Financial Statements..........................    6-7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.................................................   8-13

PART II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders.......................     14

Item 6.  Exhibits and Reports on Form 8-K..........................................     14

         (a) Exhibits..............................................................     14

         (b) Reports on Form 8-K...................................................     14



                                                    M & M FINANCIAL CORPORATION

                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                                            (UNAUDITED)

                                                                                       June 30,       December 31,
                                                                                        1997             1996
                                                                                   -------------    -------------
ASSETS:
Cash and cash equivalents:
  Cash and due from banks                                                          $   5,952,453    $   7,022,370
  Interest-bearing demand accounts with other banks                                      166,883          241,458
  Federal funds sold                                                                          --          700,000
                                                                                   -------------    -------------
                                                                                       6,119,336        7,963,828
Time deposits with other banks                                                           300,000          800,000
Securities held-to-maturity (estimated market
 value of $3,028,600 and $3,463,852 at June 30,
 1997 and December 31, 1996, respectively)                                             2,955,004        3,344,422
Securities available-for-sale                                                         34,189,986       34,997,823

Loans receivable                                                                      96,312,213       80,922,947
   Less allowance for loan losses                                                     (1,146,520)      (1,027,355)
                                                                                   -------------    -------------
     Loans, net                                                                       95,165,693       79,895,592

Premises, furniture and equipment, net                                                 4,343,162        3,708,575
Accrued interest receivable                                                            1,261,276        1,207,411
Other assets                                                                           2,934,358        1,996,546
                                                                                   -------------    -------------

    Total assets                                                                   $ 147,268,815    $ 133,914,197
                                                                                   =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
Deposits:
  Noninterest-bearing                                                              $  16,394,858    $  17,925,223
  Interest-bearing                                                                   104,682,408       89,547,783
                                                                                   -------------    -------------
                                                                                     121,077,266      107,473,006
Short-term borrowings                                                                  1,123,590          549,095
Federal funds purchased and securities sold
  under agreements to repurchase                                                       2,397,987        8,534,279
Borrowings from the Federal Home Loan Bank                                            10,000,000        5,000,000
Accrued interest and other liabilities                                                 1,581,448        1,536,105
                                                                                   -------------    -------------
    Total liabilities                                                                136,180,291      123,092,485
                                                                                   -------------    -------------

SHAREHOLDERS' EQUITY:
Common stock, $5 par value, 3,000,000 shares
  authorized, 335,372 shares issued and outstanding
  at June 30, 1997 and December 31, 1996, respectively                                 1,676,860        1,676,860
Surplus                                                                                2,483,783        2,483,783
Unrealized gain (loss) on securities
  available-for-sale, net of deferred taxes                                              (70,348)         140,568
Common stock dividends distributable                                                   3,353,720               --
Retained earnings                                                                      3,644,509        6,520,501
                                                                                   -------------    -------------
    Total shareholders' equity                                                        11,088,524       10,821,712
                                                                                   -------------    -------------

    Total liabilities and shareholders' equity                                     $ 147,268,815    $ 133,914,197
                                                                                   =============    =============

See notes to condensed consolidated financial statements.


                                                    M & M FINANCIAL CORPORATION
                                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                            (UNAUDITED)

                                                                Six Months Ended                           Three Months Ended
                                                                    June 30,                                    June 30,
                                                               1997                 1996                 1997                 1996
                                                  ----------------------------------------  --------------------------------------
Interest income:
  Loans, including fees                           $       4,266,593    $       3,160,852    $       2,181,525    $       1,641,772
  Securities, taxable                                     1,050,853            1,008,071              528,922              518,497
  Securities, tax-exempt                                    119,645              155,152               55,254               73,820
  Other interest income                                     102,605              175,098               60,850               44,439
                                                  -----------------    -----------------    -----------------    -----------------
                                                          5,539,696            4,499,173            2,826,551            2,278,528
                                                  -----------------    -----------------    -----------------    -----------------
Interest expense:
  Deposit accounts                                        2,020,353            1,775,307            1,068,949              885,820
  Borrowings from the Federal
    Home Loan Bank                                          255,062               30,774              145,895               30,774
  Other interest expense                                    253,253              249,456              125,373              116,495
                                                  -----------------    -----------------    -----------------    -----------------
                                                          2,528,668            2,055,537            1,340,217            1,033,089
                                                  -----------------    -----------------    -----------------    -----------------

Net interest income                                       3,011,028            2,443,636            1,486,334            1,245,439

Provision for loan losses                                   178,000               90,000               94,000               45,000
                                                  -----------------    -----------------    -----------------    -----------------
Net interest income after
  provision for loan losses                               2,833,028            2,353,636            1,392,334            1,200,439
                                                  -----------------    -----------------    -----------------    -----------------

Other operating income:
  Service charges on
    deposit accounts                                        386,605              357,902              196,476              187,865
  Other charges, commissions
    and fees                                                392,163              305,652              195,274              115,532
  Loss on sales of securities                                     -               (8,472)                   -               (8,472)
                                                  -----------------    -----------------    -----------------    -----------------
                                                            778,768              655,082              391,750              294,925
                                                  -----------------    -----------------    -----------------    -----------------
Other operating expenses:
  Salaries and benefits                                   1,538,132            1,394,042              798,954              695,921
  Net occupancy expense                                     398,081              388,346              206,429              196,709
  Other operating expenses                                  808,453              624,822              438,953              339,104
                                                  -----------------    -----------------    -----------------    -----------------
                                                          2,744,666            2,407,210            1,444,336            1,231,734
                                                  -----------------    -----------------    -----------------    -----------------

Income before taxes                                         867,130              601,508              339,748              263,630

Income tax provision                                        272,022              144,000              107,470               62,900
                                                  -----------------    -----------------    -----------------    -----------------

Net income                                        $         595,108    $         457,508    $         232,278    $         200,730
                                                  =================    =================    =================    =================

Weighted average common
  shares outstanding (Note 2)                             1,006,116            1,006,116            1,006,116            1,006,116
                                                  =================    =================    =================    =================

Net income per
  common share (Note 2)                           $             .59    $             .45    $             .23    $             .20
                                                  =================    =================    =================    =================

Dividends paid per
  common share (Note 2)                           $             .12    $             .10    $             .12    $             .10
                                                  =================    =================    =================    =================


See  notes to  condensed  consolidated  financial  statements.

                                                                 M & M FINANCIAL CORPORATION
                                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                         (Unaudited)

                                                                                                       Six Months Ended
                                                                                                           June 30,
                                                                                          ----------------------------------------
                                                                                                  1997                 1996
                                                                                          --------------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                             $          595,108    $          457,508
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization                                                                   209,132               197,281
     Provision for possible loan losses                                                              178,000                90,000
     Loss on sales of securities                                                                           -                 8,472
     Other, net                                                                                      (87,648)             (289,786)
                                                                                          ------------------    ------------------
       Net cash provided by operating activities                                                     894,592               463,475
                                                                                          ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in loans to customers                                                            (15,448,101)           (9,229,765)
   Purchases of securities available-for-sale                                                     (1,587,624)           (6,964,384)
   Sales of securities available-for-sale                                                                  -               501,183
   Maturities of securities available-for-sale                                                     2,056,330             5,218,920
   Maturities of securities held-to-maturity                                                         385,504               600,000
   Net (increase) decrease in time deposits
      with other banks                                                                               500,000              (700,000)
   Purchase of Federal Home Loan Bank stock                                                         (735,300)                    -
   Purchases of premises and equipment                                                              (834,976)             (132,420)
                                                                                          ------------------    ------------------
       Net cash provided by financing activities                                                 (15,664,167)          (10,706,466)
                                                                                          ------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                                                   (117,380)             (100,612)
   Net increase in deposits accounts                                                              13,604,260             2,880,612
   Advances from Federal Home Loan Bank                                                            5,000,000             5,000,000
   Increase in short-term borrowings                                                                 574,495               335,003
   Decrease in federal funds purchased and
     securities sold under agreements to repurchase                                               (6,136,292)             (504,719)
                                                                                          ------------------    ------------------
       Net cash provided by financing activities                                                  12,925,083             7,610,284
                                                                                          ------------------    ------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                         (1,844,492)           (2,632,707)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                     7,963,828             9,348,244
                                                                                          ------------------    ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $        6,119,336    $        6,715,537
                                                                                          ==================    ==================

 Cash paid during the period for:
   Income taxes                                                                           $          251,094    $           94,100
   Interest                                                                               $        2,740,766    $        2,073,777

See notes to condensed consolidated financial statements.

                           M & M FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of June 30, 1997 and for the interim periods ended June 30, 1997 and 1996 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1996 has been derived from the audited financial statements as of that date. For further information, please refer to the financial statements and the notes included in the Company's 1996 Annual Report.

Note 2 - Significant Accounting Policies

On May 5, 1997, the Company authorized a three-for-one stock split effective July 1, 1997. All references in the condensed consolidated financial statements referring to shares, share prices, per-share amounts and stock plans have been adjusted retroactively for the three-for-one stock split. Additional information is presented in Note 4.

Note 3 - Borrowings from the Federal Home Loan Bank

As of June 30, 1997, the Company had short-term, fixed rate advances of $10,000,000 on its $20,000,000 credit availability line with the Federal Home Loan Bank of Atlanta. As collateral, the Company has pledged first mortgage loans on one to four family residential properties and $1,600,000 of debt securities. In addition, the Company's Federal Home Loan Bank stock, which is included in other assets, is pledged to secure the borrowings. Advances on the credit availability line may require the Company to pledge further collateral.

Note 4 - Shareholders' Equity

On April 17, 1997, the shareholders approved an amendment to the Articles of Incorporation increasing the number of authorized shares outstanding from 800,000 shares to 3,000,000 shares. On May 5, 1997, the Company declared a $.12 per share, or $117,380, cash dividend to shareholders of record on May 5, 1997. The dividend was paid on June 2, 1997.

On May 5, 1997, the Company also declared a three-for-one stock split effected in the form of a 200 percent stock dividend to shareholders of record on June 2, 1997. As of June 30, 1997, the Company has transferred $3,353,720 from retained earnings to common stock dividends distributable, representing the 670,744 additional shares of the Company's $5 par value stock which were issued on July 1, 1997.

                           M & M FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 5 - Employee Benefits

Effective April 17, 1997, the Company, upon receiving shareholder approval, adopted an Incentive Stock Option Plan which provides for the granting of options to purchase up to 78,000 shares of the Company's common stock to officers and employees of the Company. The per-share exercise price of an option may not be less than the fair market value of a share of common stock on the date the option is granted. Participants become vested in options granted based on the participants' years of service to the Company. At no time shall an option be exercised more than ten years from the date of grant. Options that expire unexercised or are canceled become available for issuance. On May 5, 1997, the Company granted 54,000 options at an exercise price of $13.33 per share pursuant to the terms of the Incentive Stock Option Plan. The number of shares approved for granting of options, the number of options granted, and the exercise price of options are adjusted for changes in capital structure.

The Company has voted in favor of terminating its noncontributory defined benefit pension plan. The Company has also approved a money purchase pension plan, an executive supplemental pension plan and a phantom stock plan. The terms and details of the above actions have not yet been finalized.

Note 6 - Branch in Florence, South Carolina

The Company has received regulatory approval for its banking subsidiary to open a branch on its lot in Florence, South Carolina, which was purchased February 28, 1997 for $441,000. The Company does not have any commitments for the construction of the building. The Company expects to open the branch in a temporary facility during the third quarter of 1997.

                           M & M FINANCIAL CORPORATION

Item 2.  Management's Discussion and Analysis of Financial Condition

The following is a discussion of the Company's financial condition at June 30, 1997 compared to December 31, 1996, and the results of operations for the three and six months ended June 30, 1997 compared to the three and six months ended June 30, 1996. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

Results of Operations

Net Interest Income

For the six months ended June 30, 1997, net interest income increased $567,392, or 23.22%, over the six months ended June 30, 1996. For the quarter ended June 30, 1997, net interest income increased $240,895, or 19.34%, over the second quarter of 1996.

The improvement in both the six and three-month periods ended June 30, 1997, is related to an increase in both the volume of and yields on interest-earning assets due to the growth in loans and an increase in the percentage of loans to total earning assets. For the six months ended June 30, 1997, average loans comprised 69% of earning assets compared to 59% for the same period of 1996. The improvement in interest income is partially offset by the increase in interest paid on interest-bearing liability accounts due to a $19,656,089 increase in the average volume for the six months ended June 30, 1997 compared to the six months ended June 30, 1996. The increase in the volume of both assets and liabilities is attributable to management's ability to strengthen its influence in the Company's market area and the Company's emphasis on growth.

Interest expense on liability accounts increased 23.02% and 29.73% for the six months and for the quarter ended June 30, 1997, from the six months and quarter ended June 30, 1996. The increase was due mainly to an increase in the volume of interest-bearing deposits over the comparable periods in 1996 and the Company's increased use of borrowings from the Federal Home Loan Bank as a funding source. Interest expense on deposits for the six months and quarter ended June 30, 1997 were $2,020,353 and $1,068,950, respectively, compared to $1,775,307 and $885,820 for the comparable periods of 1996.

The influence of the factors above had the effect of increasing the interest rate spread 27 basis points to 4.00% and increasing the net yield on earning assets 19 basis points to 4.63% for the six-month period ended June 30, 1997. The factors above also had the effect of increasing, for the quarter ended June 30, 1997, the interest rate spread approximately 25 basis points to 4.20% and increasing the net yield on earning assets 7 basis points to 4.65%, when compared to the three months ended June 30, 1996.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the six months and the quarter ended June 30, 1997, the provision was $178,000 and $94,000, respectively, an increase of $88,000 and $49,000, respectively, from the comparable 1996 periods. The increase in the provision for loan losses is due to the growth in the loan portfolio, particularly commercial loans. Based on present information, management believes the allowance for loan losses is adequate at June 30, 1997 to meet presently known and inherent risks in the loan portfolio.

                           M & M FINANCIAL CORPORATION

Noninterest Income

Total noninterest income during the six months ended June 30, 1997 was $778,768, an increase of $123,686, or 18.88%, from the comparable period in 1996. For the quarter ended June 30, 1997, total noninterest income was $391,750, an increase of $96,825, or 32.83%, from the comparable quarter of 1996.

The Company purchased additional Federal Home Loan Bank stock during 1997 in order to meet the borrowing requirements of the Federal Home Loan Bank resulting in an increase in dividend income. During the fourth quarter of 1997, the Company began charging customers of other banks for use of its ATM's which generated approximately $33,000 of fee income for the six months ended June 30, 1997. Due to the continued growth of the discount brokerage department, fees from sales increased to $71,465 and $35,573 for the six-month and three-month periods ended June 30, 1997 from $49,654 and $17,683 for the comparable periods of 1996.

Noninterest Expense

Total noninterest expense for the six months ended June 30, 1997 was $2,744,666, an increase of 14.02% compared to the six months ended June 30, 1996. For the quarter ended June 30, 1997, noninterest expense was $1,444,336, an increase of $212,602 when compared to noninterest expense of $1,231,734 for the quarter ended June 30, 1996.

The increase in noninterest expense is attributable mainly to the continuing growth of the Company. The primary component of non-interest expense is salaries and benefits which increased $144,070 to $1,538,132 for the six months ended June 30, 1997 when compared to 1996. For the quarter ended June 30, 1997, salaries and employee benefits were $798,954, an increase of $103,033 when compared to the same period of 1996. The increases were due to the hiring of new employees to staff the new branch in Florence, which is expected to open during the third quarter, and to the hiring of several experienced loan officers from larger regional banks to generate loan business.

Income Taxes

The income tax provision for the six months and quarter ended June 30, 1997, was $272,022 and $107,470, compared to $144,100 and $62,900 for the comparable 1996 periods, respectively. For the six months ended June 30, 1997, the effective income tax rate was approximately 31% compared to 24% for the same period in 1996. The increase is partially due to a decrease in tax-exempt income as a percentage of income before income taxes.

Net Income

The combination of the above factors resulted in net income for the six months ended June 30, 1997 of $595,108 or $.59 per share as compared to $457,508 or $.45 per share for the six months ended June 30, 1996. For the quarter ended June 30, 1997, net income was $232,277 or $.23 per share as compared to $200,730 or $.20 per share for the comparable period in 1996.

                           M & M FINANCIAL CORPORATION

Assets and Liabilities

During the first six months of 1997, total assets grew $13,354,618, or 9.97%, when compared to December 31, 1996. The major percentage of the growth was attributable to the growth in loans which increased 19.02% to $96,312,213 as of June 30, 1997 from $80,922,947 as of December 31, 1996. The increase in total assets was substantially funded by the $15,134,626 increase in interest-bearing deposit accounts and the $5,000,000 increase in borrowings from the Federal Home Loan Bank, all having maturities in one year or less.

Investment Securities

Investment securities decreased by $1,197,255 since December 31, 1996, which is in accordance with management's efforts to shift investable funds to loans, which traditionally have higher yields.

Loans

In order to improve earnings and shift investable funds to loans, the Board of Directors has recommended an increase in the loan-to-deposit ratio to 85% from 80%. The loan-to-deposit ratio at June 30, 1997 was 78.60%. Additionally, management has emphasized its commitment to loan growth and the recommendations of the Board by hiring several experienced loan officers within the past year.

Management believes that commercial loan demand will remain strong in Horry and Florence Counties for the foreseeable future. Construction and tourism activities are increasing in the Horry County market. Balances within the major loan receivable categories as of June 30, 1997 and December 31, 1996 are as follows:

                                                                       June 30,      December 31,
                                                                         1997           1996
                                                                    -----------     -----------
Commercial and agricultural                                         $62,373,844     $55,300,370
Real estate - construction                                            5,441,642       3,296,039
Consumer and other                                                   28,496,727      22,326,538
                                                                    -----------     -----------

                                                                    $96,312,213     $80,922,947
                                                                    ===========     ===========

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the
loan portfolio:                                                        June 30,     December 31,
                                                                         1997          1996
                                                                    -----------     ------------
Loans:
   Nonaccrual loans                                                 $   648,000     $   710,834

   Accruing loans more than 90
     days past due                                                  $    39,000     $    11,916

Loans identified by the internal review mechanism:

   Criticized                                                       $ 2,211,987     $ 1,751,459

   Classified                                                       $ 1,785,498     $ 2,314,980

The tobacco industry, in negotiations with state attorneys general, has agreed to major regulatory concessions. Tobacco companies have agreed to pay approximately $370 billion over the next 25 years for public health efforts and will submit to nicotine regulation by the U.S. Food and Drug Administration. The settlement will also impose new restrictions on advertising by tobacco companies. The tentative agreement needs approval by both Congress and the President.

                           M & M FINANCIAL CORPORATION

Although the Company's geographic marketplace is largely rural and has tobacco farmers, management does not believe the settlement by the tobacco industry will have a direct material effect on the Company's loan portfolio because agricultural lending has been limited. The agreement could have an indirect impact if the local economy is adversely affected.

Under Comptroller of the Currency guidelines, "a concentration of credit consists of direct, indirect, or contingent obligations exceeding 25% of a bank's capital structure." Under this definition, the Company's banking subsidiary has a concentration of credit in both the hotel/motel and golf course industries. Loans in the hotel/motel industry represent approximately 86% of the Bank's capital structure and 10.62% of gross loans outstanding. Loans in the golf course industry represent approximately 35% of the Bank's capital structure and 4.37% of gross loans outstanding.

During 1996, the Company implemented a credit program in which it advances money to small businesses based on the outstanding accounts receivable of the business ("Business Manager"). Payments on the receivables are collected directly by the Bank. Per the credit agreements, the respective businesses are required to reduce the outstanding balances based on the aging of the receivables. As of June 30, 1997, total advances under this program totaled $3,225,375.

During the quarter ended June 30, 1997, the Company became aware of one Business Manager account that was not being collected as agreed. The business was not financially able to reduce its loan commitment as the receivables became increasingly past due leaving the Company with an exposure of $791,000. In July, the Company restructured the loan into a $850,000 promissory note with a one year maturity, monthly interest payments, and a principal reduction to $700,000 in 120 days. Additionally, a financial guarantee surety bond was issued for $850,000 in favor of the Bank to secure the note. The surety bond was issued by a private surety and asset management firm with which the Company had no previous experience or knowledge. The Company believes that its position has been strengthened by the surety bond but recognizes that this loan will require continual monitoring and attention. As of June 30, 1997, the Company had not provided a specific allocation for any loss exposure; however, if the customer is unable to meet its obligation and the surety does not pay, the Company will make additional charges to the allowance for loan losses, which may be material to the financial statements. This loan has been rated sub-standard by the Company and was placed on non-accrual status in July 1997.

Activity in the Allowance for Loan Losses is as follows:

                                                                                         June 30,
                                                                           -------------------------------
                                                                                1997                1996
                                                                           ------------       ------------
Balance, January 1,                                                        $  1,027,355       $    818,637
Provision for loan losses for the period                                        178,000             90,000
Loans recovered for the period                                                   30,592             38,677
Loans charged off for the period                                                (89,427)           (11,655)
                                                                           ------------       ------------

Balance, end of period                                                     $  1,146,520       $    935,659
                                                                           ============       ============

Gross loans outstanding, end of period                                     $ 96,312,213       $ 70,600,991

Allowance for Loan Losses to loans outstanding                                     1.19%              1.33%

Deposits

Total deposits increased $13,604,260 or 12.66% from December 31, 1996. Expressed
in    percentages,    noninterest-bearing    deposits    decreased   8.54%   and
interest-bearing deposits increased 16.90%.

                           M & M FINANCIAL CORPORATION

Balances within the major deposit categories as of June 30, 1997 and December 31, 1996 are as follows:

                                                            June 30,              December 31,
                                                              1997                    1996
                                                  --------------------     --------------------
Non-interest bearing demand deposits              $         16,394,858     $         17,925,223
Interest bearing demand deposits                            30,226,883               23,412,310
Savings deposits                                            17,046,920               15,164,905
Certificates of deposit                                     57,408,605               50,970,568
                                                  --------------------     --------------------

                                                  $        121,077,266     $        107,473,006
                                                  ====================     ====================

During the second quarter of 1997, the Company modified the terms of repurchase agreements with several large customers. These accounts are now interest-bearing demand accounts for which the Company has pledged investment securities.

Liquidity

Funding loans and deposit withdrawals utilizes the Company's liquidity. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was 70.70% at June 30, 1997 and 65.73% at December 31, 1996. Liquidity needs are met by the Company through scheduled maturities of loans and investments, borrowings, and through pricing policies for interest-bearing deposit accounts. Management believes the Company's liquidity is adequate to meet the expected strong loan demand in its marketplace.

The Company has a $20,000,000 line of credit with the Federal Home Loan Bank of Atlanta. As of June 30, 1997, the Company has borrowed $10,000,000 on this line of credit with scheduled maturities of one year or less. The Company also has $7,770,000 of unused lines of credit with correspondent banks to purchase federal funds. As a secondary source of liquidity, the Company has securities available-for-sale with a carrying value of $34,189,986 as of June 30, 1997.

Capital Resources

Total shareholders' equity increased $266,812 to $11,088,524 since December 31,1996. The increase is due to earnings through June 30, 1997 of $595,108 less dividends of $117,380 and a $210,916 decrease in the unrealized gain (loss) on securities available-for-sale.

The Bank subsidiary of the Company is required by banking regulators to meet certain minimum levels of capital adequacy. These are expressed in the form of certain ratios. Capital is separated into Tier I capital (essentially common shareholders' equity less intangible assets) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in the Bank's assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier I capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier I capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines. The Bank is required to maintain a minimum ratio of Tier I capital to adjusted quarterly average total assets of 3.0%.

The following table summarizes the Bank's risk-based capital at June 30, 1997:

Risk based capital ratios:
     Tier I                                                      10.24%
     Total capital                                               11.26%
     Leverage ratio                                               7.34%

                           M & M FINANCIAL CORPORATION

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

Accounting Rule Changes

During the first quarter of 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which addresses the computation, presentation, and disclosure requirements for earnings per share by entities with publicly held common stock or potential common stock. Statement No. 128 is effective for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted.

                           M & M FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On April 17, 1997, the Company held its annual meeting of shareholders. The Company's shareholders elected the following five persons as directors, each to serve until the next annual meeting of shareholders or until his successor is elected and qualified. The Company's shareholders also voted to amend Article I of the Company's Articles of Incorporation to increase the authorized shares of common stock with a par value of $5.00 per share to 3,000,000 shares and to increase the total authorized capital stock to $15,000,000. In addition, the Company's shareholders voted to adopt the M & M Financial Corporation and First National South Incentive Stock Option Plan of 1997, as well as to ratify the appointment of Tourville, Simpson & Henderson as the independent auditors for the Company for the year ended December 31, 1997.

The number of shares voted for or against each item are as follows:

  ------------------------------------ -------------- -------------------
          Election of Directors              For           Withheld
  ------------------------------------ -------------- -------------------
  Chester A. Duke                           281,787         2,843
  J.M. McLendon                             281,332         3,298
  Charles B. McElveen                       281,387         3,243
  Bruce Siegal                              278,922         5,708
  Nancy B. Williams                         280,962         3,668
  ------------------------------------ -------------- -------------------

Approval to amend Article I of the Company's Articles of Incorporation to increase the authorized shares of common stock with a par value of $5.00 per share to 3,000,000 shares and to increase the total authorized capital stock to $15,000,000:

  ------------------- ------------------------ --------------------------
       For                   Against                    Abstained
  ------------------- ------------------------ --------------------------
     277,364                  6,491                        775
  ------------------- ------------------------ --------------------------

Approval to adopt the M&M Financial Corporation and First National South Stock Option Plan of 1997:

  ------------------- ------------------------ --------------------------
       For                   Against                    Abstained
  ------------------- ------------------------ --------------------------
     279,192                  4,443                        995
  ------------------- ------------------------ --------------------------


Ratify the appointment of Tourville, Simpson & Henderson as the independent auditors for the Company for the year ended December 31, 1997:
  ------------------- ------------------------ --------------------------
       For                   Against                    Abstained
  ------------------- ------------------------ --------------------------
     282,589                  781                        1,260
  ------------------- ------------------------ --------------------------


Item 6. Exhibits and Reports on Form 8-K

              (a)   Exhibits
                    10. Material contracts
                        M&M Financial Corporation and First National South Incentive Stock Option Plan of 1997.
                    27. Financial Data Schedule
              (b)   Reports on Form 8-K
                    During the quarter ended June 30, 1997, the Company did not file any reports on Form 8-K.

                           M & M FINANCIAL CORPORATION


                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   M & M FINANCIAL CORPORATION




Date: August 8, 1997               By: /s/
                                       ________________________________________
                                       Chester A. Duke
                                       President & Chief Executive Officer


Date: August 8, 1997               By: /s/
                                       ________________________________________
                                       Marion E. Freeman
                                       Chief Financial Officer


Date: August 8, 1997               By: /s/
                                       ________________________________________
                                       George H. Hardwick
                                       Controller