Form 10QSB
period 1997-09-30
M&M FINANCIAL CORP /SC/
filed 1997-11-14
CIK 919162

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                                    YES X   NO
                                       ___     ___
State the number of shares outstanding of each of the issuer's classes of common equity as of the date of this filing.

                1,006,116 SHARES OF COMMON STOCK, $5.00 PAR VALUE


             Traditional Small Business Disclosure Format: YES X NO
                                                              ___   ___

                           M & M FINANCIAL CORPORATION

                                      INDEX



PART I.  FINANCIAL INFORMATION                                          Page No.

Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets - September 30, 1997 and
     December 31, 1996.........................................                3

     Condensed Consolidated Statements of Income - Nine months ended
     September 30, 1997 and 1996 and Three months ended
     September 30, 1997 and 1996...............................                4

     Condensed Consolidated Statements of Cash Flows - Nine months
     ended September 30, 1997 and 1996..............................           5

     Notes to Condensed Consolidated Financial Statements .....               6-7

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations. ...........................          8-13

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K. ....................               14

         (a) Exhibits. ........................................               14

         (b) Reports on Form 8-K. .............................               14


                           M & M FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                            September 30,            December 31,
                                                                                1997                     1996
                                                                    --------------------     --------------------
ASSETS:
Cash and cash equivalents:
  Cash and due from banks                                           $           5,449,991    $          7,022,370
  Interest-bearing demand accounts with other banks                             4,239,929                 241,458
  Federal funds sold                                                            3,940,000                 700,000
                                                                    ---------------------    --------------------
                                                                               13,629,920               7,963,828
Time deposits with other banks                                                    300,000                 800,000
Securities held-to-maturity (estimated market
 value of $3,028,993 and $3,463,852 at September 30,
 1997 and December 31, 1996, respectively)                                      2,948,585               3,344,422
Securities available-for-sale                                                  29,262,948              34,997,823

Loans receivable                                                              100,403,814              80,922,947
   Less allowance for loan losses                                              (1,235,256)             (1,027,355)
                                                                    ---------------------    --------------------
     Loans, net                                                                99,168,558              79,895,592

Premises, furniture & equipment, net                                            4,292,211               3,708,575
Accrued interest receivable                                                     1,167,353               1,207,411
Other assets                                                                    3,908,003               1,996,546
                                                                    ---------------------    --------------------

    Total assets                                                    $         154,677,578    $        133,914,197
                                                                    =====================    ====================

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:
Deposits:
  Noninterest-bearing                                               $          17,048,569    $         17,925,223
  Interest-bearing                                                            111,946,005              89,547,783
                                                                    ---------------------    --------------------
                                                                              128,994,574             107,473,006
Short-term borrowings                                                           1,098,405                 549,095
Federal funds purchased and securities sold
  under agreements to repurchase                                                  796,829               8,534,279
Borrowings from the Federal Home Loan Bank                                     10,000,000               5,000,000
Accrued interest and other liabilities                                          2,028,975               1,536,105
                                                                    ---------------------    --------------------
    Total liabilities                                                         142,918,783             123,092,485
                                                                    ---------------------    --------------------

SHAREHOLDERS' EQUITY:
Common stock, $5 par value, 3,000,000 shares
  authorized, 1,006,116 and 335,372 shares issued
  and outstanding at September 30, 1997
  and December 31, 1996, respectively                                           5,030,580               1,676,860
Surplus                                                                         2,483,783               2,483,783
Unrealized gain on securities
  available-for-sale, net of deferred taxes                                       245,775                 140,568
Retained earnings                                                               3,998,657               6,520,501
                                                                    ---------------------    --------------------
    Total shareholders' equity                                                 11,758,795              10,821,712
                                                                    ---------------------    --------------------

    Total liabilities and shareholders' equity                      $         154,677,578    $        133,914,197
                                                                    =====================    ====================




            See notes to condensed consolidated financial statements

                           M & M FINANCIAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)




                                                  Nine Months Ended                         Three Months Ended
                                                    September 30,                             September 30,
                                      --------------------------------------    --------------------------------------
                                               1997                 1996                 1997                 1996
                                      -----------------    -----------------    -----------------    -----------------
Interest income:
  Loans, including fees               $       6,653,978    $       4,893,730    $       2,387,385    $       1,732,879
  Securities, taxable                         1,570,665            1,563,819              519,812              555,748
  Securities, tax-exempt                        170,376              222,141               50,731               66,989
  Other interest income                         139,395              230,486               36,790               55,387
                                      -----------------    -----------------    -----------------    -----------------
                                              8,534,414            6,910,176            2,994,718            2,411,003
                                      -----------------    -----------------    -----------------    -----------------
Interest expense:
  Deposit accounts                            3,274,004            2,723,957            1,253,651              948,650
  Borrowings from the
    Federal Home Loan Bank                      401,979              106,700              146,917               75,926
  Other interest expense                        274,548              359,070               21,295              109,614
                                      -----------------    -----------------    -----------------    -----------------
                                              3,950,531            3,189,727            1,421,863            1,134,190
                                      -----------------    -----------------    -----------------    -----------------

Net interest income                           4,583,883            3,720,449            1,572,855            1,276,813

Provision for loan losses                       292,000              135,000              114,000               45,000
                                      -----------------    -----------------    -----------------    -----------------
Net interest income after
  provision for loan losses                   4,291,883            3,585,449            1,458,855            1,231,813
                                      -----------------    -----------------    -----------------    -----------------

Other operating income:
  Service charges on
    deposit accounts                            586,033              545,565              199,428              187,663
  Other charges, commissions
    and fees                                    641,519              427,153              249,356              121,501
  Gain (loss) on sales
    of securities                                56,422               (8,408)              56,421                   64
                                      -----------------    -----------------    -----------------    -----------------
                                              1,283,974              964,310              505,205              309,228
                                      -----------------    -----------------    -----------------    -----------------
Other operating expenses:
  Salaries and benefits                       2,387,549            2,097,968              849,417              703,926
  Net occupancy expense                         608,746              612,686              210,665              224,340
  Other operating expenses                    1,240,128              997,362              431,675              372,540
                                      -----------------    -----------------    -----------------    -----------------
                                              4,236,423            3,708,016            1,491,757            1,300,806
                                      -----------------    -----------------    -----------------    -----------------

Income before taxes                           1,339,434              841,743              472,303              240,235

Income tax provision                            390,178              202,000              118,156               58,000
                                      -----------------    -----------------    -----------------    -----------------

Net income                            $         949,256    $         639,743    $         354,147    $         182,235
                                      =================    =================    =================    =================

Weighted average common
  shares outstanding (Note 2)                 1,006,116            1,006,116            1,006,116            1,006,116
                                      =================    =================    =================    =================

  Net income per
    common share (Note 2)             $             .94    $             .64    $             .35    $             .18
                                      =================    =================    =================    =================

  Dividends paid per
    common share (Note 2)             $             .12    $             .10    $             .00    $             .00
                                      =================    =================    =================    =================




         See notes to condensed consolidated financial statements

                           M & M FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                             Nine Months Ended
                                                                                September 30,
                                                                   -------------------------------------
                                                                            1997                  1996
                                                                   ------------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $          949,256    $          639,743
     Adjustments to reconcile net income to
       net cash provided by operating activities:
     Depreciation and amortization                                         317,762               301,686
     Provision for possible loan losses                                    292,000               135,000
     (Gain) loss on sale of securities                                     (56,421)                8,408
     Other, net                                                           (745,726)              120,051
                                                                ------------------    ------------------
         Net cash provided by operating activities                         756,871             1,204,888
                                                                ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in loans to customers                                  (19,564,966)          (12,869,040)
   Purchases of securities available-for-sale                           (5,096,425)           (6,964,375)
   Sales of securities available-for-sale                                5,027,290               832,078
   Maturities of securities available-for-sale                           6,060,861             7,028,733
   Maturities of securities held-to-maturity                               388,003               602,500
   Net (increase) decrease in time deposits
      with other banks                                                     500,000              (700,000)
   Purchase of Federal Home Loan Bank stock                               (735,300)                    -
   Purchases of premises and equipment                                    (886,290)             (229,756)
                                                                ------------------    ------------------
       Net cash used by investing activities                           (14,306,827)          (12,299,860)
                                                                ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                         (117,380)             (100,612)
   Net increase in deposits accounts                                    21,521,568             9,876,497
   Advances from Federal Home Loan Bank                                  5,000,000             5,000,000
   Increase in short-term borrowings                                       549,310               196,758
   Decrease in securities sold
     under agreements to repurchase                                     (7,737,450)             (400,043)
                                                                ------------------    ------------------
       Net cash provided by financing activities                        19,216,048            14,572,600
                                                                ------------------    ------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                5,666,092             3,477,628

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           7,963,828             9,348,244
                                                                ------------------    ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $       13,629,920    $       12,825,872
                                                                ==================    ==================

 Cash paid during the period for:
   Income taxes                                                 $          310,294    $          119,000
   Interest                                                     $        3,962,224    $        3,063,144








            See notes to condensed consolidated financial statements

                           M & M FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to stockholders. The financial statements as of September 30, 1997 and for the interim periods ended September 30, 1997 and 1996 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1996 has been derived from the audited financial statements as of that date. For further information, please refer to the financial statements and the notes included in the Company's 1996 Annual Report.

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

NOTE 3 - BORROWINGS FROM THE FEDERAL HOME LOAN BANK

As of September 30, 1997, the Company had short-term, fixed rate advances of $10,000,000 on its $20,000,000 credit availability line with the Federal Home Loan Bank of Atlanta. As collateral, the Company has pledged first mortgage loans on one to four family residential properties and $1,600,000 of debt securities. In addition, the Company's Federal Home Loan Bank stock, which is included in other assets, is pledged to secure the borrowings. Advances on the credit availability line may require the Company to pledge further collateral.

NOTE 4 - SHAREHOLDERS' EQUITY

On April 17, 1997, the shareholders approved an amendment to the Articles of Incorporation increasing the number of authorized shares outstanding from 800,000 shares to 3,000,000 shares. On May 5, 1997, the Company declared a $.12 per share, or $117,380, cash dividend to shareholders of record on May 5, 1997. The dividend was paid on June 2, 1997.

On May 5, 1997, the Company also declared a three-for-one stock split effected in the form of a 200 percent stock dividend to shareholders of record on June 2, 1997. On July 1, 1997, the Company transferred $3,353,720 from retained earnings to common stock, representing the 670,744 additional shares of the Company's $5 par value stock which were issued.

NOTE 5 - EMPLOYEE BENEFITS

Effective April 17, 1997, the Company, upon receiving shareholder approval, adopted an Incentive Stock Option Plan which provides for the granting of options to purchase up to 78,000 shares of the Company's common stock to officers and employees of the Company. The per-share exercise price of an option may not be less than the fair market value of a share of common stock on the date the option is granted. Participants become vested in options granted based on each participant's years of service to the Company. At no time shall an option be exercised more than ten years from the date of grant. Options that expire unexercised or are canceled become available for issuance. On May 5, 1997, the Company granted 54,000 options at an exercise price of $13.33 per share pursuant to the terms of the Incentive Stock

                           M & M FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 5 - EMPLOYEE BENEFITS - CONTINUED

Option Plan. The number of shares approved for granting of options, the number of options granted, and the exercise price of options are adjusted for changes in capital structure.

The Company has voted in favor of terminating its noncontributory defined benefit pension plan. The Company has also approved a money purchase pension plan, a salary continuation plan, a phantom stock plan, and a dividend reinvestment program. The terms and details of the above actions have not yet been fully implemented.

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

                           M & M FINANCIAL CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following is a discussion of the Company's financial condition at September 30, 1997 compared to December 31, 1996, and the results of operations for the three and nine months ended September 30, 1997 compared to the three and nine months ended September 30, 1996. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

RESULTS OF OPERATIONS

NET INTEREST INCOME

For the nine months ended September 30, 1997, net interest income increased $863,434, or 23.21%, over the nine months ended September 30, 1996. For the quarter ended September 30, 1997, net interest income increased $296,042, or 23.19%, over the third quarter of 1996.

The improvement in both the nine and three-month periods ended September 30, 1997, is related to an increase in the volume of interest earning assets and an increase in the rates on interest earning assets due to an increase in the percentage of loans to total earning assets. For the nine months ended September 30, 1997, average loans comprised 70% of earning assets compared to 61% for the same period of 1996. The improvement in net interest income is partially offset by the increase in the rates paid on interest-bearing liability accounts due to a $20,015,558 increase in the average volume for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. The increase in the volume of both assets and liabilities is attributable to management's ability to strengthen its influence in the Company's market area and the Company's emphasis on growth.

Interest expense on liability accounts increased 23.85% and 25.36% for the nine months and for the quarter ended September 30, 1997. The increase was due mainly to an increase in the volume of interest-bearing deposits over the comparable periods in 1996 and the Company's increased use of borrowings from the Federal Home Loan Bank as a funding source. Interest expense on deposits for the nine months and quarter ended September 30, 1997 was $3,274,004 and $1,253,651, respectively, compared to $2,723,957 and $948,650 for the comparable periods of 1996.

The influence of the factors above had the effect of increasing the interest rate spread 25 basis points to 4.02% and increasing the net yield on earning assets 17 basis point to 4.62% for the nine month period ended September 30, 1997. The factors above also had the effect of increasing, for the quarter ended September 30, 1997, the interest rate spread approximately 16 basis points to 3.95% and increasing the net yield on earning assets 13 basis points to 4.56% when compared to the three months ended September 30, 1996.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the nine months and the quarter ended September 30, 1997, the provision was $292,000 and $114,000, an increase of $157,000 and $69,000, respectively, from the comparable 1996 periods. The increase in the provision for loan losses is due to the growth in the loan portfolio, particularly commercial loans. Management believes the allowance for loan losses is adequate at September 30, 1997 to meet presently known and inherent risks in the loan portfolio.

                           M & M FINANCIAL CORPORATION

NONINTEREST INCOME

Total noninterest income during the nine months ended September 30, 1997 was $1,283,974, an increase of $319,664, or 33.15%, from the comparable period in 1996. For the quarter ended September 30, 1997, total noninterest income was $505,205, an increase of $195,977 or 63.38% from the comparable quarter of 1996.

The Company purchased additional Federal Home Loan Bank stock during 1997 in order to meet the borrowing requirements of the Federal Home Loan Bank resulting in an increase in dividend income. During the first quarter of 1997, the Company began charging customers of other banks for use of its ATM's which generated approximately $49,320 of fee income for the nine months ended September 30, 1997. Due to the continued growth of the discount brokerage department, fees from sales increased to $121,732 and $50,268 for the nine-month and three-month periods ended September 30, 1997 from $75,175 and $25,521 for the comparable periods of 1996.

NONINTEREST EXPENSE

Total noninterest expense for the nine months ended September 30, 1997 was $4,236,423, an increase of 14.25% compared to the nine months ended September 30, 1996. For the quarter ended September 30, 1997, noninterest expense was $1,491,757, an increase of $190,951 when compared to noninterest expense of $1,300,806 for the quarter ended September 30, 1996.

The increase in noninterest expense is attributable mainly to the continuing growth of the Company. The primary component of noninterest expense is salaries and benefits which increased $289,581 to $2,387,549 for the nine months ended September 30, 1997 when compared to 1996. For the quarter ended September 30, 1997, salaries and employee benefits were $849,417, an increase of $145,491 when compared to the same period of 1996. The increases were due to the hiring of new employees to staff the new branch in Florence and to the hiring of several experienced loan officers from larger regional banks to generate loan business.

INCOME TAXES

The income tax provision for the nine months and quarter ended September 30, 1997, was $390,178 and $118,156, compared to $202,000 and $58,000 for the comparable 1996 periods, respectively. For the nine months ended September 30, 1997, the effective income tax rate was approximately 29% compared to 24% for the same period in 1996. The increase is partially due to a decrease in tax-exempt income as a percentage of income before income taxes.

NET INCOME

The combination of the above factors resulted in net income for the nine months ended September 30, 1997 of $949,256 or $.94 per share as compared to $639,743 or $.64 per share for the nine months ended September 30, 1996. For the quarter ended September 30, 1997, net income was $354,147 or $.35 per share as compared to $182,235 or $.18 per share for the comparable period in 1996.

ASSETS AND LIABILITIES

During the first nine months of 1997, total assets grew $20,763,381, or 15.50% when compared to December 31, 1996. The major percentage of the growth was attributable to the growth in loans which increased 24.07% to 100,403,814 as of September 30, 1997 from $80,922,947 as of December 31, 1996. The increase in total assets was substantially funded by the $22,398,222 increase in interest-bearing deposit

                           M & M FINANCIAL CORPORATION
accounts and the $5,000,000 increase in borrowings from the Federal Home Loan Bank, all having maturities of one year or less.

INVESTMENT SECURITIES

Investment securities have decreased $6,130,713 since December 31, 1996, which is in accordance with management's efforts to shift investable funds to loans, which traditionally have higher yields.

LOANS

In order to improve earnings and shift investable funds to loans, the Board of Directors has recommended an increase in the loan-to-deposit ratio to 85% from 80%. The loan-to-deposit ratio at September 30, 1997 was 77.84%. Additionally, management has emphasized its commitment to loan growth and the recommendations of the Board by hiring several experienced loan officers within the past year.

Management believes that commercial loan demand will remain strong in Horry and Florence Counties for the foreseeable future. Construction and tourism activities are increasing in the Horry County market. Balances within the major loan receivable categories as of September 30, 1997 and December 31, 1996 are as follows:

                                         September 30,      December 31,
                                              1997               1996
                                   --------------------    --------------------

Commercial and agricultural       $         69,321,850     $         55,300,370
Real estate - construction                   4,954,027                3,296,039
Consumer and other                          26,127,937               22,326,538
                                  --------------------     --------------------
                                  $        100,403,814     $         80,922,947

                                  ====================     ====================

RISK ELEMENTS IN THE LOAN PORTFOLIO

The following is a summary of risk elements in the loan portfolio:

                                                                 September 30,       December 31,
                                                                    1997                  1996
                                                                ----------------     -------------
Loans:
   Nonaccrual loans                                        $     1,778,000       $        710,834

   Accruing loans more than 90
     days past due                                         $        25,000       $         11,916

Loans identified by the internal review mechanism:

   Criticized                                              $     3,791,079       $      1,751,459

   Classified                                              $     2,495,682       $      2,314,980

The tobacco industry, in negotiations with state attorney generals, has agreed to major regulatory concessions. Tobacco companies have agreed to pay approximately $370 billion over the next 25 years for public health efforts and will submit to nicotine regulation by the U.S. Food and Drug Administration. The settlement also imposes new restrictions on advertising by tobacco companies.

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

Under Comptroller of the Currency guidelines, "a concentration of credit consists of direct, indirect, or contingent obligations exceeding 25% of a bank's capital structure." Under this definition, the Company's banking subsidiary has a concentration of credit in both the hotel/motel and golf course industries. Loans in the hotel/motel industry represent approximately 75% of the Bank's capital structure and 9.29% of gross loans outstanding. Loans in the golf course industry represent approximately 34% of the Bank's capital structure and 4.18% of gross loans outstanding.

During 1996, the Company implemented a credit program in which it advances money to small businesses based on the outstanding accounts receivable of the business ("Business Manager"). Payments on the receivables are collected directly by the Bank. Per the credit agreements, the respective businesses are required to reduce the outstanding balances based on the aging of the receivables. As of September 30, 1997, total advances under this program totaled $1,775,950.

During the previous quarter, the Company became aware of one Business Manager account that was not being collected as agreed. The business was not financially able to reduce its loan commitment as the receivables became increasingly past due leaving the Company with an exposure of $791,000. In July, the Company restructured the loan into a $850,000 promissory note with a one year maturity, monthly interest payments, and a principal reduction to $700,000 in 120 days. Additionally, a financial guarantee surety bond was issued for $850,000 in favor of the Bank to secure the note. The surety bond was issued by a private surety and asset management firm with which the Company had no previous experience or knowledge. The Company believes that its position has been strengthened by the surety bond but recognizes that this loan will require continual monitoring and attention. As of September 30, 1997, the Company has provided a specific allocation of $250,000 for loss exposure. This loan has been rated sub-standard by the Company and was placed on non-accrual status in July 1997.

Activity in the Allowance for Loan Losses is as follows:

                                                                          September 30,
                                                            ------------------------------------
                                                                   1997                1996
                                                            ---------------     ----------------

Balance, January 1,                                         $     1,027,355     $        818,637
Provision for loan losses for the period                            292,000              135,000
Loans recovered for the period                                       40,286
Loans charged off for the period                                   (124,385)              34,287
                                                            ---------------     ----------------

Balance, end of period                                      $     1,235,256     $        987,924
                                                            ===============     ================

Gross loans outstanding, end of period                      $   100,403,814     $     74,247,531

Allowance for Loan Losses to loans outstanding                        1.23%                1.33%

DEPOSITS

Total deposits increased $21,521,568 or 20.03% from December 31, 1996. Expressed in percentages, noninterest-bearing deposits decreased 4.89% and interest-bearing deposits increased 25.01%.

                           M & M FINANCIAL CORPORATION

Balances within the major deposit categories as of September 30, 1997 and December 31, 1996 are as follows:


                                             September 30,              December 31,
                                                 1997                      1996
                                       --------------------     --------------------
Noninterest-bearing demand deposits    $         17,048,569     $         17,925,223
Interest-bearing demand deposits                 34,978,675               23,412,310
Savings deposits                                 17,069,356               15,164,905
Certificates of deposit                          59,897,974               50,970,568
                                       --------------------     --------------------

                                       $        128,994,574     $        107,473,006
                                       ====================     ====================

LIQUIDITY

Funding loans and deposit withdrawals utilizes the Company's liquidity. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was 71.26% at September 30, 1997 and 65.73% at December 31, 1996. Liquidity needs are met by the Company through scheduled maturities of loans and investments, borrowings, and through pricing policies for interest-bearing deposit accounts. Management believes the Company's liquidity is adequate to meet the expected strong loan demand in its marketplace.

The Company has a $20,000,000 line of credit with the Federal Home Loan Bank of Atlanta. As of September 30, 1997, the Company has borrowed $10,000,000 on this line of credit with scheduled maturities of one year or less. The Company also has $9,500,000 of unused lines of credit with correspondent banks to purchase federal funds. As a secondary source of liquidity, the Company has securities available- for-sale with a carrying value of $29,262,948 as of September 30, 1997.

CAPITAL RESOURCES

Total shareholders' equity increased $937,083 to $11,758,795 since December 31, 1996. The increase is due to earnings for the period of $949,256 less dividends paid of $117,380 plus a positive net change of $105,208 in the fair value of securities available-for-sale.

The Bank subsidiary is required by banking regulators to meet certain minimum levels of capital adequacy. These are expressed in the form of certain ratios. Capital is separated into Tier I capital (essentially common shareholders' equity less intangible assets) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in the Bank's assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier I capital to risk- weighted assets must be at least 4.0% and the ratio of total capital (Tier I capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines. The Bank is required to maintain a minimum ratio of Tier I capital to adjusted quarterly average total assets of 3.0%.

                           M & M FINANCIAL CORPORATION

The Federal Reserve Board has similar requirements for bank holding companies with consolidated assets $150,000,000 and over. During the quarter, the Company reached $150,000,000 and became subject to the Federal Reserve Board requirements.

The following table summarizes the Company's risk-based capital at September 30, 1997:


Risk based capital ratios                 Company                    Bank
                                       --------------           ----------
     Tier I                               10.25%                    9.96%
     Total capital                        11.35%                   11.06%
     Leverage ratio                        7.44%                    7.24%


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

                           M & M FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

              (a)   Exhibits
                    27. Financial Data Schedule
              (b)   Reports on Form 8-K
                    During the quarter ended September 30, 1997, the Company did not file any reports on Form 8-k.

Items 1, 2,3,4 and 5 are not applicable.

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           M & M FINANCIAL CORPORATION



Date: November 13, 1997    By: /s/
                               ---------------------------------------------
                                  Chester A. Duke
                                  President & Chief Executive Officer

Date: November 13, 1997    By: /s/
                               ---------------------------------------------
                                  Marion E. Freeman
                                  Chief Financial Officer

Date: November 13, 1997    By: /s/
                               ---------------------------------------------
                                  George H. Hardwick
                                  Controller