Form 10KSB
period 1997-12-31
M&M FINANCIAL CORP /SC/
filed 1998-03-31
CIK 919162

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB


         /X/ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For fiscal year ended December 31, 1997

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

          Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

         State issuer's revenues for its most recent fiscal year.  $13,476,950

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $14,363,184 as of March 1, 1998

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,006,116 common shares as of March 30, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE


The following documents are incorporated by reference to the parts indicated of this Form 10-KSB:

          1. Portions of the Annual Report to Security Holders for the fiscal year ended December 31, 1997 are incorporated by reference in
               Part II; and

          2. Portions of the Proxy Statement to be used in connection with the 1998 Annual Meeting of Shareholders ("1997 Proxy Statement") are incorporated herein by reference in Part III.

                                     PART I

         This Annual Report on Form 10-KSB contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995.
Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-KSB. (See Item 6. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Safe Harbor for Forward-Looking Statements.) Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such forward-looking statements may be identified, without limitation, by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished.

Item 1.           Description of Business.

General. M&M Financial Corporation (formerly "Marion National Corporation"), a registered bank holding company, was incorporated February 24, 1984 under the laws of the State of South Carolina. The purpose for incorporation was to acquire Marion National Bank (now "First National South") and to invest in other bank related businesses. M&M Financial Corporation (the "Company" or "Registrant") provides its customers with banking services through its subsidiary, First National South (the "Bank"). The Company provides no active services through its subsidiary, Marion National Investment Corporation. The Company owns 100% of the issued and outstanding stock of the Bank and Marion National Investment Corporation.

Subsidiaries. The Bank was organized in 1911 as a national bank and acquired by the Company through a bank holding company reorganization in 1984. As the
Company's  principal  subsidiary,   the  Bank  accounted  for  99.9%  of  total
consolidated assets as of December 31, 1997, and 87% of total net income for 1997. The Bank conducts its business from its main bank building at 307 N. Main Street, Marion, South Carolina, and its other offices at 402 South Main Street, Mullins, South Carolina, 1207 East Godbold Street, Marion, South Carolina and offices in Nichols, Myrtle Beach and Florence, South Carolina.

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

Employees. At March 3, 1998, the Company and the Bank employed 89 full-time employees and 12 part-time employees. Neither the Company nor the Bank is a party to a collective bargaining agreement, and they consider their relations with employees to be good.

Competition and Market Area. The primary market areas of the Company and the Bank are the cities of Marion and Mullins, South Carolina. Approximately 48% of the Bank's total deposits come from branches in the City of Marion and approximately 22% of its deposits come from the branch in the City of Mullins. The greater market area for the Bank includes Marion County, Florence County and various areas within Horry County, South Carolina, with a large part of that volume concentrated in the eastern and northwestern portions of Horry County.

On December 31, 1997, the Bank had total deposits of $130,482,069 and total assets of $156,270,694. As such, the Bank ranked as the largest financial institution in Marion County, South Carolina. In the City of Marion, the competition for the Bank includes Wachovia Bank, N.A., First Citizens Bank & Trust Company of South Carolina and Pee Dee Federal Savings Bank. In the City of Mullins, the competition for the Bank includes Anderson Brothers Bank, Carolina Bank & Trust Company, and a branch of Pee Dee Federal Savings Bank.

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

Interstate Act. On September 29, 1994, President Clinton signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act"). The Interstate Act provides for nationwide interstate banking and branching with certain limitations. The Interstate Act permits bank holding companies to acquire banks without regard to state boundaries. The Federal
Reserve may approve an interstate acquisition only if, as a result of the acquisition, the bank holding company would control less than 10% of the total amount of insured deposits in the United States or 30% of the deposits in the home state of the bank being acquired. The home state can waive the 30% limit as long as there is no discrimination against out-of-state institutions.

Pursuant to the Interstate Act, interstate branching took effect on June 1, 1997, except under certain circumstances. Once a bank has established branches in a host state (a state other than its headquarters state) through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the host state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. The Interstate Act further provides that individual states may opt out of interstate branching. If a state does not opt out of interstate branching prior to May 31, 1997, then a bank in that state may merge with a bank in another state provided that neither of the states have opted out. States may either enact laws opting out of interstate branching before June 1, 1997 or permit interstate merger transactions earlier than June 1, 1997 by statute at their option. South Carolina law was amended, effective July 1, 1996, to permit such interstate branching, but not de novo branching by an out-of-state bank.

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

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency (the "OCC") have issued a joint rule amending the capital standards to specify that the banking agencies will include in their evaluations of a bank's capital adequacy an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. The agencies have also issued a joint policy statement that provides bankers guidance on sound practices for managing interest rate risk. The policy statement identifies the key elements of sound interest rate risk management and describes prudent principles and practices for each element, emphasizing the importance of adequate oversight by a bank's board of directors and senior management and of a comprehensive risk management process. The policy statement also outlines the critical factors that will affect the agencies' evaluation of a bank's interest rate risk when making a determination of capital adequacy. In adopting the policy statement, the agencies have asserted their intention to continue to place significant emphasis on the level of a bank's interest rate risk exposure and the quality of its risk management process when evaluating a bank's capital adequacy.

The Federal Reserve, the FDIC, the OCC and the Office of Thrift Supervision (the "OTS") have also issued joint rules amending the risk-based capital guidelines to take into account concentration of credit risk and the risk of non-traditional activities, and to incorporate a measure for exposure to market risk. The rule relating to concentration of credit risk and risk of non-traditional activities amends each agency's risk- based capital standards by explicitly identifying concentration of credit risk and the risk arising from activities that have not customarily been part of the banking business but have been conducted as a result of developing technology and changes in financial markets, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution's overall capital adequacy. The rule relating to market risk amends each agency's risk-based- capital standards to incorporate measures for market risk to cover all positions located in a banking institution's trading account, foreign exchange and commodity positions. The effect of the market risk rules is that any bank or bank holding company regulated by the Federal Reserve, the FDIC or the OCC or the OTS that has significant exposure to market risk must measure that risk using its own internal value-at-risk model and also hold a commensurate amount of capital. "Market risk" means the risk of loss resulting from movements in market prices. "Value-at-risk" is an estimate of potential changes in portfolio value based on a statistical confidence interval of changes in market prices that occur during some time intervals. The effective date of the market risk rules is January 1, 1997, and compliance with the rules was mandatory January 1, 1998.

The Company is still assessing the impact these rules and proposed policy statement would have on the capital requirements of the Bank or The Company, but does not expect the impact to be material.

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

FDIC Insurance Premiums. Because the Bank's deposits are insured by the Bank Insurance Fund of the FDIC (the "BIF"), the Bank is subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by BIF-insured institutions is as specified in a schedule issued by the FDIC that specifies, at semiannual intervals, target reserve ratios designed to maintain the FDIC insurance funds' reserve ratios at 1.25% of estimated insured deposits (or such higher ratio as the FDIC may determine in accordance with the statute). Further, the FDIC is authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Department of the Treasury. The FDIC has implemented a risk-based assessment schedule, imposing assessments ranging from 0.00% to 0.27% of an institution's average assessment base. The actual assessment to be paid by each BIF member is based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized," as such terms have been defined in applicable federal regulations adopted to implement the prompt corrective action provisions of FDICIA, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns.

The FDIC may increase or decrease the new assessment rates semiannually up to a maximum increase or decrease of 5 basis points, as deemed necessary to maintain the BIF reserve ratio at $1.25 per $100 of insured deposits.

The Deposit Insurance Funds Act of 1996 (the "Funds Act") authorized the FICO to levy assessments on BIF- and SAIF-assessable deposits, and stipulated that the BIF rate must equal one-fifth the SAIF rate through year-end 1999, or until the insurance funds are merged, whichever occurs first. Thereafter, BIF and SAIF payers will be assessed pro rata for FICO. The assessment rates are based on deposit balances as of specified dates, taken from insured institutions' Call Reports and Thrift Financial Reports, and are adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions.

Other Regulation. The Bank is also subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit and laws relating to branch banking. The Bank's operations also are subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to: the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited factors in extending credit; the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies. The deposit operations of the Bank also are subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain confidentiality of consumer financial records and the Electronic Funds Transfer Act and regulations promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

The Bank is also subject to the requirements of the Community Reinvestment Act (the "CRA"). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution's actual performance in meeting community credit needs is evaluated as part of the examination process, and also is considered in evaluating mergers, acquisitions and applications to open a branch or facility.

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

Item 2.           Description of Property

The main office of the Bank, which also serves as the principal office of the Company, is located at 307 N. Main Street, Marion, South Carolina. The main office is an approximately 15,000 square foot, two-story brick building that is owned by the Bank.

The Bank also operates a major office at 402 South Main Street, Mullins, South Carolina in a building owned by the Bank. This two-story, brick building contains approximately 7,840 square feet and was constructed in 1971.

The Bank has five other branches, including a branch located at 1207 East Godbold Street in Marion and branches in Nichols, Myrtle Beach and two in Florence, South Carolina. Four of these branch buildings are owned by the Bank and are located in one-story, brick buildings. Currently, one of the Florence branches is operating in a temporary modular facility. The Bank plans to start construction of a permanent one-story facility later this year.

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

No matters were submitted to a vote of security holders in the fourth quarter of 1997.


                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.

As of December 31, 1997, there were 708 holders of the Company's Common Stock. Currently, there is no established trading market for the Company's Common Stock. Based on information known to management of the Company, during the period from March 1, 1997 until March 1, 1998, the Common Stock of the Company has traded in a range of $13.33 to $16.00 per share. (Sale prices have been retroactively adjusted to give effect to the three-for-one stock split effected in 1997.) However, management has not ascertained that these transactions are the result of arm's length negotiations between the parties, and because of the limited number of shares involved, these prices may not be indicative of the market value of the Common Stock.

Holders of the Company's Common Stock are entitled to such dividends as may be declared from time to time by the Board of Directors out of funds legally available therefor. The Company paid cash dividends of $0.37 and $.33 per share during 1997 and 1996, respectively. These amounts have been retroactively restated to give effect to the three-for-one stock split effected in 1997. Any cash dividends paid by the Bank are paid to the Company as the sole shareholder of the Bank.

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

Item 6.           Management's Discussion and Analysis or Plan of Operation.

         The information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Exhibit 13 as excerpts from the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.

Item 7.           Financial Statements.

         The Company's Consolidated Financial Statements set forth in Exhibit 13
as  excerpts  from  the  Company's  1997  Annual  Report  to   Shareholders  are
incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Not applicable.


         PART II

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act.

         The information set forth under the caption "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement relating to the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

Item 10.          Executive Compensation

         The information set forth under the caption "Management Compensation" in the Company's definitive Proxy Statement relating to the 1998 Annual Meeting of Stockholders is incorporated herein by reference.


Item 11.     Security Ownership of Certain Beneficial Owners and Management.

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement relating to the 1998 Annual Meeting of Stockholders is incorporated herein by reference.


Item 12.          Certain Relationships and Related Transactions.

         The information set forth under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement relating to the 1998 Annual Meeting of Stockholders is incorporated herein by reference.


Item 13.            Exhibits and Report on Form 8-K.

   (a)
           3.1      Articles of Incorporation, as amended
           3.2      Bylaws, as amended*
          10.1      Marion National Bank 401(k) Plan Summary*
          10.2      Executive Employment Agreement with George H. Hardwick*
          10.3      Employment Agreement with Chester A. Duke
          10.4      M&M Financial Corporation and First National South Incentive
                    Stock  Option Plan of 1997  (incorporated  by  reference  to
                    Appendix to  Registrant's  Schedule 14A filed in  connection with Registrant's 1997 Annual Meeting of Shareholders)
          10.5      Form of First National South Salary  Continuation  Agreement
                    with each of Chester A. Duke, George H. Hardwick and Curtis
                    A. Tyner
          10.6      Form of First  National  South Phantom Stock  Agreement with each of Chester A. Duke,  George H.  Hardwick, Richard C.
                    Mathis, and Curtis A. Tyner
          13        Portions of 1997 Annual Report to Stockholders for year
                    ended December 31, 1997
          21        Subsidiaries of the Registrant
          27        Financial Data Schedule
   (b)              No reports were filed on Form 8-K
- ------------
* Incorporated herein by reference to exhibits filed with Form S-4 Registration Statement under the Securities Act of 1933, Registration No. 33-75344.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    M & M FINANCIAL CORPORATION

Date: 3/30/98                       By:  /s/Chester A. Duke
                                             Chester A. Duke
                                             Chairman, President and
                                             Chief Executive Officer

Date: 3/30/98                       By:  /s/Richard C. Mathis
                                             Richard C. Mathis
                                             Executive Vice President
                                             and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                          Position                                     Date

/s/Chester A. Duke
Chester A. Duke              Chairman, President, Director                 3/30/98
                            (Chief Executive Officer)

/s/Charles B. McElveen
Charles B. McElveen          Director                                      3/30/98


/s/J.M. McLendon
J.M. McLendon                Director                                      3/30/98



Bruce Seigal                 Director                                      3/__/98



Nancy B. Williams             Director                                     3/__/98

                                       11

                                  EXHIBIT INDEX


Exhibit                    Exhibit Title

           3.1      Articles of Incorporation, as amended
           3.2      Bylaws, as amended*
          10.1      Marion National Bank 401(k) Plan Summary*
          10.2      Executive Employment Agreement with George H. Hardwick*
          10.3      Employment Agreement with Chester A. Duke
          10.4      M&M Financial Corporation and First National South Incentive
                    Stock  Option Plan of 1997  (incorporated  by  reference  to
                    Appendix to  Registrant's  Schedule 14A filed in  connection with Registrant's 1997 Annual Meeting of Shareholders)
          10.5      Form of First National South Salary  Continuation  Agreement
                    with each of Chester A. Duke, George H. Hardwick and Curtis
                    A. Tyner
          10.6      Form of First  National  South Phantom Stock  Agreement with each of Chester A. Duke,  George H.  Hardwick, Richard C.
                    Mathis, and Curtis A. Tyner
          13        Portions of 1997 Annual Report to Stockholders for year
                    ended December 31, 1997
          21        Subsidiaries of the Registrant
          27        Financial Data Schedule

--------------
* Incorporated herein by reference to exhibits filed with Form S-4 Registration Statement under the Securities Act of 1933, Registration No. 33-75344.