Form 10QSB
period 1998-03-31
M&M FINANCIAL CORP /SC/
filed 1998-05-15
CIK 919162

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 1998

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

                          YES [X] NO  [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the date of this filing.

                1,006,116 shares of common stock, $5.00 par value

Transitional Small Business Disclosure Format: YES  [ ]   NO [X]

                           M & M FINANCIAL CORPORATION

                                      INDEX



PART I. Financial Information Page No.

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets - March 31, 1998 (unaudited) and
     December 31, 1997......................................................   3

     Condensed Consolidated Statements of Income - Three months ended
     March 31, 1998 and 1997 (unaudited )...................................   4

     Condensed Consolidated Statements of Changes in Stockholders' Equity
     - Three months ended March 31, 1998 and 1997 (unaudited)...............   5

     Condensed Consolidated Statements of Cash Flows - Three months
     ended March 31, 1998 and 1997 (unaudited) .............................   6

     Notes to Condensed Consolidated Financial Statements (unaudited) ...... 7-9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. .......................................10-14

PART II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K. .................................  15

         (a) Exhibits. .....................................................  15

         (b) Reports on Form 8-K. ..........................................  15

                           M & M FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                                    March 31,           December 31,
                                                                                                      1998                  1997
                                                                                                      ----                  ----
ASSETS:
Cash and cash equivalents:
  Cash and due from banks ................................................................       $   6,593,305        $   7,822,361
  Interest-bearing demand accounts with other banks ......................................           1,060,909            1,519,920
  Federal funds sold .....................................................................           4,500,000                    -
                                                                                                 -------------        -------------
                                                                                                    12,154,214            9,342,281
Time deposits with other banks ...........................................................             300,000              300,000
Securities held-to-maturity (estimated market value
 of $2,330,510 and $3,031,496 at March 31, 1998 and
 December 31, 1997, respectively) ........................................................           2,279,228            2,973,837
Securities available-for-sale ............................................................          31,363,789           29,901,275

Loans receivable .........................................................................         113,152,575          105,427,377
   Less allowance for loan losses ........................................................          (1,044,616)            (926,635)
                                                                                                 -------------        -------------
     Loans, net ..........................................................................         112,107,959          104,500,742

Premises, furniture & equipment, net .....................................................           4,458,739            4,355,338
Accrued interest receivable ..............................................................           1,139,166            1,256,335
Other assets .............................................................................           4,075,765            3,640,886
                                                                                                 -------------        -------------

    Total assets .........................................................................       $ 167,878,860        $ 156,270,694
                                                                                                 =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:
Deposits:
  Non-interest bearing ...................................................................       $  18,272,459        $  18,958,066
  Interest bearing transaction accounts ..................................................          39,594,871           32,004,240
  Savings deposits .......................................................................          21,408,538           18,281,077
  Time deposits ..........................................................................          63,043,658           61,238,686
                                                                                                 -------------        -------------
                                                                                                   142,319,526          130,482,069
Short-term borrowings ....................................................................           1,923,947            2,461,432
Advances from the Federal Home Loan Bank .................................................          10,000,000           10,000,000
Accrued interest and other liabilities ...................................................           1,739,136            1,638,835
                                                                                                 -------------        -------------

    Total liabilities ....................................................................         155,982,609          144,582,336
                                                                                                 -------------        -------------

STOCKHOLDERS' EQUITY:
Common stock, $5 par value, 3,000,000 shares authorized, 1,006,116 shares issued and outstanding at March 31, 1998 and
  December 31, 1997, respectively ........................................................           5,030,580            5,030,580
Surplus ..................................................................................           2,483,783            2,483,783
Accumulated other comprehensive income ...................................................             162,320              248,721
Retained earnings ........................................................................           4,219,568            3,925,274
                                                                                                 -------------        -------------

    Total stockholders' equity ...........................................................          11,896,251           11,688,358
                                                                                                 -------------        -------------

    Total liabilities and stockholders' equity ...........................................       $ 167,878,860        $ 156,270,694
                                                                                                 =============        =============


            See notes to condensed consolidated financial statements

                           M & M FINANCIAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                                        Three Months Ended
                                                                                                            March 31,
                                                                                                    1998                    1997
                                                                                                    ----                    ----
Interest income:
  Loans, including fees ..........................................................               $2,584,210               $2,085,068
  Securities, taxable ............................................................                  438,743                  521,931
  Securities, tax-exempt .........................................................                   45,608                   64,391
  Other interest income ..........................................................                  145,294                   41,755
                                                                                                 ----------               ----------
                                                                                                  3,213,855                2,713,145
                                                                                                 ----------               ----------
Interest expense:
  Deposit accounts ...............................................................                1,431,210                  951,404
  Advances from the Federal Home Loan Bank .......................................                  147,565                  109,167
  Short-term borrowings ..........................................................                   21,024                  127,880
                                                                                                 ----------               ----------
                                                                                                  1,599,799                1,188,451
                                                                                                 ----------               ----------

Net interest income ..............................................................                1,614,056                1,524,694
Provision for loan losses ........................................................                  114,000                   84,000
                                                                                                 ----------               ----------
Net interest income after provision for loan losses ..............................                1,500,056                1,440,694
                                                                                                 ----------               ----------

Other operating income:
  Service charges on deposit accounts ............................................                  254,441                  190,129
  Other charges, commissions and fees ............................................                  193,161                  196,889
                                                                                                 ----------               ----------
                                                                                                    447,602                  387,018
                                                                                                 ----------               ----------
Other operating expenses:
  Salaries and benefits ..........................................................                  888,603                  739,179
  Net occupancy expense ..........................................................                  190,119                  191,653
  Other operating expenses .......................................................                  454,383                  369,498
                                                                                                 ----------               ----------
                                                                                                  1,533,105                1,300,330
                                                                                                 ----------               ----------

Income before taxes ..............................................................                  414,553                  527,382

Income tax provision .............................................................                  120,259                  164,552
                                                                                                 ----------               ----------

Net income .......................................................................               $  294,294               $  362,830
                                                                                                 ==========               ==========

Earnings per share:
  Basic ..........................................................................               $     0.29               $     0.36
                                                                                                 ==========               ==========

  Diluted ........................................................................               $     0.29               $     0.36
                                                                                                 ==========               ==========


Weighted average number of shares outstanding:
  Basic ..........................................................................                1,006,116                1,006,116

  Diluted ........................................................................                1,013,747                1,006,116





            See notes to condensed consolidated financial statements

                           M & M FINANCIAL CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   Three Months Ended March 31, 1998 and 1997
                                   (UNAUDITED)


                                                                                                        Accumulated
                                                                                                            Other         Total
                                               Common Stock                             Retained       Comprehensive  Stockholders'
                                          Shares          Amount          Surplus       earnings       income(loss)      Equity
                                          ------          ------          -------       --------       ------------      ------
Balance,
  December 31, 1996 .............         335,372      $ 1,676,860     $ 2,483,783     $ 6,520,501     $   140,568      $10,821,712

Comprehensive income
  Net income ....................                                                          362,830                          362,830

  Other comprehensive
    income, net of tax

    Unrealized losses
     on investment
     securities .................                                                                         (202,030)        (202,030)
                                                                                                                        -----------
Comprehensive income ............                                                                                            60,800
                                                                                                                        -----------

Balance,
  March 31, 1997 ................         335,372      $ 1,676,860     $ 2,483,783     $ 6,883,331     $   (61,462)     $10,982,512
                                        =========      ===========     ===========     ===========     ===========      ===========

Balance,
  December 31, 1997 .............       1,006,116      $ 5,030,580     $ 2,483,783     $ 3,925,274     $   248,721      $11,688,358

Comprehensive income
  Net income ....................                                                          294,294                          294,294

  Other comprehensive
    income, net of tax

     Unrealized losses
      on investment
      securities ................                                                                          (86,401)         (86,401)
                                                                                                                        -----------

Comprehensive income ............                                                                                           207,893
                                                                                                                        -----------

Balance,
  March 31, 1998 ................       1,006,116      $ 5,030,580     $ 2,483,783     $ 4,219,568     $   162,320      $11,896,251
                                        =========      ===========     ===========     ===========     ===========      ===========











            See notes to condensed consolidated financial statements

                           M & M FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                                 1998                  1997
                                                                                                 ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ....................................................................        $          294,294    $          362,830
   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and amortization ...............................................                    81,194               101,837
     Provision for loan losses ...................................................                   114,000                84,000
     Other, net ..................................................................                  (169,970)               37,900
                                                                                          ------------------    ------------------
         Net cash provided by operating activities ...............................                   319,518               586,567
                                                                                          ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in loans to customers ............................................                (7,721,217)           (8,212,748)
   Purchases of securities available-for-sale ....................................                (4,516,562)             (593,285)
   Maturities of securities available-for-sale ...................................                 2,912,386             1,288,581
   Maturities of securities held-to-maturity .....................................                   692,199               193,403
   Purchase of Federal Home Loan Bank stock ......................................                         -              (735,300)
   Net (increase) decrease in time deposits
      with other banks ...........................................................                         -               500,000
   Purchases of premises and equipment ...........................................                  (174,363)             (572,181)
                                                                                          ------------------    ------------------
         Net cash used by investing activities ...................................                (8,807,557)           (8,131,530)
                                                                                          ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits accounts .............................................                11,837,457             1,547,200
   Advances from Federal Home Loan Bank ..........................................                         -             5,000,000
   Increase (decrease) in short-term borrowings ..................................                  (790,436)              528,519
   Increase in repurchase agreements .............................................                   252,951             2,401,502
                                                                                          ------------------    ------------------
         Net cash provided by financing activities ...............................                11,299,972             9,477,221
                                                                                          ------------------    ------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS ........................................                 2,811,933             1,932,258

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...................................                 9,342,281             7,963,828
                                                                                          ------------------    ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD .........................................        $       12,154,214    $        9,896,086
                                                                                          ==================    ==================

 Cash paid during the period for:
   Income taxes ..................................................................        $          145,844    $          140,494
   Interest ......................................................................        $        1,698,822    $        1,434,224












            See notes to condensed consolidated financial statements

                           M & M FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to stockholders. The financial statements as of March 31, 1998 and for the interim periods ended March 31, 1998 and 1997 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1997 has been derived from the audited financial statements as of that date. For further information, please refer to the financial statements and the notes included in the Company's 1997 Annual Report.

Note 2 - Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share is as follows:

                                                                                   For the Quarter Ended March 31, 1998
                                                                                   ------------------------------------
                                                                             Income               Shares               Per-Share
                                                                           (Numerator)         (Denominator)             Amount
                                                                           -----------         -------------             ------

Basic earnings per share
Income available to common stockholders ......................      $          294,294             1,006,116    $             0.29
                                                                                                                ==================
Effect of dilutive securities
Stock options ................................................                       -                 7,631
                                                                    ------------------    ------------------
Diluted earnings per share
Income available to common stockholders
  plus assumed conversions ...................................      $          294,294             1,013,747    $             0.29
                                                                    ==================    ==================    ==================


                                                                                    For the Quarter Ended March 31, 1997
                                                                             Income               Shares               Per-Share
                                                                           (Numerator)         (Denominator)             Amount
                                                                           -----------         -------------             ------

Basic earnings per share
Income available to common stockholders ......................      $          362,830             1,006,116    $             0.36
                                                                                                                ==================
Effect of dilutive securities
Stock options ................................................                       -                     -
                                                                    ------------------    ------------------
Diluted earnings per share
Income available to common stockholders
  plus assumed conversions ...................................      $          362,830             1,006,116    $             0.36
                                                                    ==================    ==================    ==================

                           M & M FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 3 - Comprehensive Income

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income. Comprehensive income includes net income and other comprehensive income which is defined as non-owner related transactions in equity. Prior periods have been reclassified to reflect the application of the provisions of SFAS 130. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three months ended March 31, 1998 and 1997:

                                                                                  For the Quarter Ended March 31, 1998
                                                                                  ------------------------------------
                                                                             Pre-tax          (Expense)             Net of tax
                                                                             Amount            Benefit                 Amount
                                                                             ------            -------                 ------
Net unrealized gains (losses) on securities
  available for sale arising in 1998 .........................      $         (140,488)   $           54,087    $          (86,401)
                                                                    ------------------    ------------------    ------------------

Other comprehensive income ...................................      $         (140,488)   $           54,087    $          (86,401)
                                                                    ==================    ==================    ==================



                                                                                  For the Quarter Ended March 31, 1997
                                                                                  ------------------------------------
                                                                             Pre-tax           (Expense)               Net of tax
                                                                             Amount             Benefit                  Amount
                                                                             ------             -------                  ------
Net unrealized gains (losses) on securities
  available for sale arising in 1997 .........................      $         (328,504)   $          126,474    $         (202,030)
                                                                    ------------------    ------------------    ------------------

Other comprehensive income ...................................      $         (328,504)   $          126,474    $         (202,030)
                                                                    ==================    ==================    ==================


Accumulated  other  comprehensive  income consists solely of the unrealized gain
(loss)on securities available for sale, net of the deferred tax effects.

Note 4 - Stock Options

Effective January 12, 1998, the Company granted options to purchase up to 7,000 shares of the Company's common stock at a price of $15 per share which was the fair market value on the date of grant.

On April 16, 1998, the Company granted options to purchase up to 5,000 shares of the Company's common stock at a price of $17 per share which was the fair market value on the date of grant. These options were excluded from the earnings-per-share computations for the quarter ended March 31, 1998.

                           M & M FINANCIAL CORPORATION



Note 5 - Subsequent Events

On May 1, 1998, the Company announced the signing of a letter of intent to merge with Anchor Financial Corporation. The proposed merger is subject to due diligence, execution of a definitive agreement by May 15, 1998, approval by the boards of directors and stockholders of both companies, and approvals by appropriate regulatory agencies. The transaction is expected to be completed during the third quarter of 1998.

Under the terms of the Company's Salary Continuation Plan, which provides certain officers with salary continuation benefits upon retirement, the officers become immediately vested in the benefits upon a change of control in the Company. Upon completion of the merger, approximately $500,000 to $525,000 additional pretax expense related to these benefits will be recorded.

The Company's's Incentive Stock Option Plan of 1997 (the Stock Plan) provides that officers and employees become fully vested in stock options granted under the Stock Plan upon a change of control of the Company. Accordingly, upon completion of the merger, all 66,000 options granted under the Stock Plan will be fully vested.

                           M & M FINANCIAL CORPORATION



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Company's financial condition at March 31, 1998 compared to December 31, 1997, and the results of operations for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

Forward Looking Statements

Statements  included  in  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as 'forward looking statements' for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

Results of Operations

Net Interest Income

For the quarter ended March 31, 1998, net interest income increased $89,362, or 5.86%, over the first quarter of 1997. The improvement in the three-month period ended March 31, 1998, is related to an increase in the volume of interest-earning assets. Average interest-earnings assets increased 21.73% to $152,302,696 when compared to the corresponding quarter of 1997. Most of the growth was in loan volume, which averaged $108,745,624 during the quarter ended March 31, 1998 compared to $85,351,404 for the quarter ended March 31, 1997. The yields on loans were 9.51% and 9.77% for the three months ended March 31, 1998 and 1997, respectively.

The growth in assets was primarily funded by interest-bearing liabilities, particularly certificates of deposit, $5,000,000 of new borrowings from the Federal Home Loan Bank, and deposits of local municipalities and hospitals. Certificates of deposit and borrowings from the Federal Home Loan Bank are typically more expensive funding sources than transaction and savings accounts. Accordingly, the overall rate paid on interest-bearing liability accounts increased to 4.73% for the quarter ended March 31, 1998 from 4.41% for the comparable quarter of 1997.

The influence of the factors above had the effect of decreasing the interest rate spread 55 basis points to 3.71% and decreasing the net yield on earning assets 63 basis points to 4.24% for the three-month period ended March 31, 1998.

                           M & M FINANCIAL CORPORATION

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the quarter ended March 31, 1998, the provision was $114,000, an increase of $30,000, from the comparable 1997 period. The increase does not reflect a negative trend in nonperforming or classified assets but is indicative of management's decision to attain a target ratio for the allowance for loan losses to total loans at or above 1.0%. Based on present information, management believes the allowance for loan losses is adequate at March 31, 1998 to meet presently known and inherent risks in the loan portfolio.

Non-Interest Income

Total non-interest income during the three months ended March 31, 1998 was $447,602, an increase of $60,584, or 15.65%, from the comparable period in 1997.

The increase is due primarily to higher income from service charges on a larger deposit account base and to changes in the fee structures on overdrawn accounts and checks drawn on nonsufficient funds.

Non-Interest Expense

Total non-interest expense for the three months ended March 31, 1998 was $1,533,105, an increase of 15.18% compared to the three months ended March 31, 1997.

The increase in non-interest expense is attributable mainly to the continuing growth of the Company. The primary component of non-interest expense is salaries and benefits which increased to $888,603 in 1998 from $739,179 in 1997, an increase of $151,424.

Income Taxes

The income tax provision for the three months ended March 31, 1998, was $120,259 compared to $164,552 for the comparable 1997 period. For the quarter ended March 31, 1998, the effective income tax rate was approximately 29% compared to 31% for the same period in 1997.

Net Income

The combination of the factors described above resulted in net income for the three months ended March 31, 1998 of $294,294 or $0.29 per share as compared to $362,830 or $0.36 per share for the three months ended March 31, 1997.

Assets and Liabilities

During the first three months of 1998, total assets grew $11,608,166 or 7.43% from the December 31, 1997 total. A large percentage of the growth was attributable to the growth in loans which increased to $113,152,575 as of March 31, 1998 from $105,427,377 as of December 31, 1997. The increase in total assets was substantially funded by an $11,837,457 increase in deposits during the period.

Investment Securities

Investment securities increased by $767,905 since December 31, 1997. The increase resulted from the reinvestment of maturing securities combined with deploying some shorter-term liquid funds to fixed-income securities.

                           M & M FINANCIAL CORPORATION


Loans

The Company's loan portfolio has continued to grow due to management's continued emphasis on loan growth. Loan demand in the Florence and Myrtle Beach markets remains strong.

Management believes that the loan portfolio is adequately diversified; however a concentration does exist in the hotel/motel industry. Loans to borrowers in this industry comprise approximately 10% of the total loan portfolio. There have been no adverse economic developments that have affected these customers' repayment capability. Loans in this industry are performing as agreed.

Management believes that commercial loan demand will remain strong in Horry and Florence Counties for the foreseeable future. Construction and tourism activities continue to increase in the Horry County market. Management evaluates consumer loan demand in Horry, Florence, and Marion County markets as being moderate. Balances within the major loan receivable categories as of March 31, 1998 and December 31, 1997 are as follows:

                                                                                          March 31,                     December 31,
                                                                                            1998                            1997
                                                                                            ----                            ----

Commercial and agricultural ........................................                    $ 93,881,978                    $ 88,119,492
Real estate - construction .........................................                       4,460,840                       4,012,807
Consumer and other .................................................                      14,809,757                      13,295,078
                                                                                        ------------                    ------------
                                                                                        $113,152,575                    $105,427,377
                                                                                        ============                    ============

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

                                                                                                 March 31,              December 31,
                                                                                                   1998                     1997
                                                                                                   ----                     ----
Loans:
   Nonaccrual loans ............................................................                $  458,696                $  473,103
      Accruing loans more than 90 days past due ................................                $   14,958                $        -

Loans identified by the internal review mechanism:
     Criticized ................................................................                $5,839,524                $3,425,674
     Classified ................................................................                $1,352,969                $1,478,809

Activity in the allowance for loan losses is as follows:

                                                                                                             March 31,
                                                                                                 1998                     1997
                                                                                                 ----                     ----
Balance, January 1, ..........................................................              $    926,635               $  1,027,355
Provision for loan losses for the period .....................................                   114,000                     84,000
Net loans (charged off) recovered for the period .............................                     3,981                      6,107
                                                                                            ------------               ------------

Balance, end of period .......................................................              $  1,044,616               $  1,117,462
                                                                                            ============               ============

Gross loans outstanding, end of period .......................................              $113,152,575               $ 89,126,802

Allowance for loan losses to loans outstanding ...............................                      0.92%                      1.25%

                           M & M FINANCIAL CORPORATION


Deposits

Total deposits increased $11,837,457 or 9.07% from December 31, 1997. Expressed in percentages, noninterest-bearing deposits decreased 3.62% and interest-bearing deposits increased 11.23%. The majority of the increase occurred in public funds deposits and money market demand accounts.

Balances within the major deposit categories as of March 31, 1998 and December 31, 1997 are as follows:

                                                   March 31,        December 31,
                                                     1998              1997
                                                     ----              ----

Non-interest bearing demand deposits .......      $ 18,272,459      $ 18,958,066
Interest bearing demand deposits ...........        39,594,871        32,004,240
Savings deposits ...........................        21,408,538        18,281,077
Certificates of deposit ....................        63,043,658        61,238,686
                                                  ------------      ------------

                                                  $142,319,526      $130,482,069
                                                  ============      ============


Long-term Debt

The Company has $10,000,000 of borrowings from the Federal Home Loan Bank. Of this amount, $4,000,000 have scheduled maturities exceeding one year.

Liquidity

Funding loans and deposit withdrawals are two of the main uses of the Company's liquidity. Liquidity needs are met by the Company through scheduled maturities of loans and investments, borrowings, and through pricing policies for interest-bearing deposit accounts.

Maturities and sales of securities are a ready source of liquidity. The Company has a $20,000,000 line of credit with the Federal Home Loan Bank of Atlanta. As of March 31, 1998, the Company has borrowed $10,000,000 on this line of credit. The Company also has $9,500,000 of unused lines of credit with correspondent banks to purchase federal funds. As a secondary source of liquidity, the Company has securities available for sale with a carrying value of $31,363,789 as of March 31, 1998.

Capital Resources

Total stockholders' equity increased $207,893 to $11,896,251 since December 31,1997. The increase is due to earnings for the period ended March 31, 1998 of $294,294 and an after tax reduction of $84,401 in the unrealized gain on securities available-for-sale.

                           M & M FINANCIAL CORPORATION


The Bank subsidiary and the Company are required by banking regulators to meet certain minimum levels of capital adequacy, expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially common stockholders' equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines. The Bank and the Company are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 4.0%. The Bank is also required to meet specific capital guidelines to be well-capitalized under the regulatory framework for prompt corrective action.


The following table summarizes the Company's and the Bank's capital ratios at March 31, 1998:

                                                                                              Tier 1          Total         Tier 1
                                                                                            Risk-Based      Risk-Based     Leverage
                                                                                            ----------      ----------     --------
Actual ratios:
  The Company .......................................................................           9.53%          10.38%        7.00%
  The Bank ..........................................................................           9.37           10.22         6.88

Minimum ratios for capital adequacy purposes:
  The Company .......................................................................           4.00%           8.00%        4.00%
  The Bank ..........................................................................           4.00            8.00         4.00

To be well-capitalized under prompt corrective action provisions:
  The Bank ..........................................................................           6.00%          10.00%        5.00%


On April 16, 1998, the Company executed a $3,000,000 line of credit with Anchor Bank, a wholly-owned subsidiary of Anchor Financial Corporation. The Company has this line available for the capital needs of the Bank. The line of credit is collateralized by the Company's investment in its Bank subsidiary. The debt service if any, is expected to be paid from dividends from the Bank. There have been no draws on this line.

Regulatory Matters

The management of the Company is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources, or operations.

Accounting Rule Changes

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income. Comprehensive income includes net income and other comprehensive income which is defined as non-owner related transactions in equity. The Company reported comprehensive income in its condensed consolidated financial statements as of March 31, 1998 and reclassified prior periods to reflect the application of SFAS 130.

                           M & M FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

         (a)    Exhibits
                27. Financial Data Schedule
         (b)    Reports on Form 8-K
                During the quarter ended March 31, 1998, the Company did not file any reports on Form 8-K.



                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     M & M FINANCIAL CORPORATION



Date: May 14, 1998              By: /s/Chester A. Duke
                                   ---------------------------------
                                     Chester A. Duke
                                     President & Chief Executive Officer


Date: May 14, 1998              By: /s/Richard C. Mathis
                                    --------------------------------
                                     Richard C. Mathis
                                     Executive V.P. and Chief Financial Officer