Form 10QSB
period 1998-06-30
M&M FINANCIAL CORP /SC/
filed 1998-08-14
CIK 919162

FORM 10-QSB



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For the quarter ended June 30, 1998           Commission file number 0-18460
                        -------------                                  -------



                            M&M FINANCIAL CORPORATION
        (Exact name of small business issuer as specified in its charter)



         South Carolina                                   57-0771433
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                     Identification number)



    307 N. Main Street Marion, S. C.                         29571
    --------------------------------                         -----
(Address of principal executive offices)                   (Zip Code)



Registrant's telephone number, including area code  (843) 431-1000


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                           Outstanding at August 14, 1998
---------------------------------------------    ------------------------------
     (Common stock, $5 par value)                           1,006,116


             Transitional Small Business Disclosure Format: Yes No X

                            M&M FINANCIAL CORPORATION



                                      INDEX



                                                                      PAGE NO.

Part I - Financial Information

Item 1 - Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheet - June 30, 1998
          and December 31, 1997                                           1

          Condensed Consolidated Statement of Income - Three months
          and Six months ended June 30, 1998 and 1997                     2

          Condensed Consolidated Statement of Changes in
          Stockholders' Equity      and Comprehensive Income -
          Six months ended June 30, 1998 and 1997                         3

          Condensed Consolidated Statement of Cash Flows -
          Six months ended June 30, 1998 and 1997                         4

          Notes to Condensed Consolidated Financial Statements            5-8

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    9-15

Item 3 - Quantitative and Qualitative Disclosures about Market Risk       15


Part II - Other Information

Item 1 - Legal Proceedings                                                16
Item 2 - Changes in Securities                                            16
Item 3 - Defaults Upon Senior Securities                                  16
Item 4 - Submission of Matters to a Vote
           of Security-Holders                                            16
Item 5 - Other Information                                                16
Item 6 - Exhibits and Reports on Form 8-K                                 16

ITEM 1.  Financial Statements (Unaudited)

M&M Financial Corporation
Condensed Consolidated Balance Sheet

----------------------------------------------------------------------------------------------------------------
                                                                       June 30,                 December 31,
                                                                         1998                       1997
----------------------------------------------------------------------------------------------------------------
                                                                     (Unaudited)                     *
ASSETS
Cash and cash equivalents
   Cash and due from banks                                      $         6,487,153       $           7,822,361
   Interest-bearing demand accounts with other banks                        258,764                   1,519,920
   Federal funds sold                                                     4,790,000                           0
----------------------------------------------------------------------------------------------------------------
                                                                         11,535,917                   9,342,281
Time deposits with other banks                                              300,000                     300,000
Securities held-to-maturity (estimated market value of $1,996,600
  in 1998 and $3,031,496 in 1997)                                         1,974,181                   2,973,837
Securities available-for-sale                                            32,760,876                  29,901,275

Loans                                                                   116,240,924                 105,427,377
  Less  - allowance for loan losses                                      (1,188,485)                   (926,635)
----------------------------------------------------------------------------------------------------------------
  Net loans                                                             115,052,439                 104,500,742
----------------------------------------------------------------------------------------------------------------

Premises, furniture, and equipment, net                                   4,434,845                   4,355,338
Accrued interest receivable                                               1,291,656                   1,256,335
Other assets                                                              3,658,062                   3,640,886
----------------------------------------------------------------------------------------------------------------

Total assets                                                    $       171,007,976       $         156,270,694
================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
    Deposits:
      Non-interest bearing                                      $        17,365,532       $          18,958,066
      Interest bearing transaction accounts                              42,561,400                  32,004,240
      Savings deposits                                                   20,306,854                  18,281,077
      Time deposits                                                      65,501,660                  61,238,686
----------------------------------------------------------------------------------------------------------------
    Total deposits                                                      145,735,446                 130,482,069
    Short-term borrowings                                                 2,322,311                   2,461,432
    Advances from the Federal Home Loan Bank                              9,500,000                  10,000,000
    Accrued interest and other liabilities                                1,291,402                   1,638,835
----------------------------------------------------------------------------------------------------------------
  Total liabilities                                                     158,849,159                 144,582,336
----------------------------------------------------------------------------------------------------------------

  Stockholders' Equity:
    Common stock, $5.00 par value;  3,000,000 shares
      authorized;  shares issued and outstanding - 1,006,116
      in 1998 and 1997                                                    5,030,580                   5,030,580
    Surplus                                                               2,483,783                   2,483,783
    Retained earnings                                                     4,543,723                   3,925,274
    Accumulated other comprehensive income, net of tax                      100,731                     248,721
----------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                             12,158,817                  11,688,358
----------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                      $       171,007,976       $         156,270,694
================================================================================================================

* Obtained from audited financial statements.

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

M&M Financial Corporation
Condensed Consolidated Statement of Income
(Unaudited)

                                                              Six months ended                     Three months ended
                                                                  June 30,                               June 30,
-------------------------------------------------------------------------------------------------------------------------------
                                                          1998               1997              1998                 1997
-------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Interest and fees on loans                        $     5,407,094    $     4,266,593  $       2,822,884   $        2,181,525
  Interest on investment securities:
    Taxable                                                 988,577          1,050,853            549,834              528,922
    Non-taxable                                              82,360            119,645             36,752               55,254
  Other interest income                                     216,468            102,605             71,174               60,850
 -------------------------------------------------------------------------------------------------------------------------------
                Total interest income                     6,694,499          5,539,696          3,480,644            2,826,551
-------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
  Interest on deposits                                    2,864,644          2,020,353          1,433,434            1,068,949
  Interest on short-term borrowings                          40,127            253,253           (107,438)             145,895
  Interest on Advances from the Federal Home Loan           296,050            255,062            275,026              125,373
Bank
-------------------------------------------------------------------------------------------------------------------------------
                Total interest expense                    3,200,821          2,528,668          1,601,022            1,340,217
-------------------------------------------------------------------------------------------------------------------------------

Net interest income                                       3,493,678          3,011,028          1,879,622            1,486,334
Provision for loan losses                                   228,000            178,000            114,000               94,000
-------------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses       3,265,678          2,833,028          1,765,622            1,392,334
-------------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME:
  Service charges on deposit accounts                       454,886            386,605            200,445              196,476
  Other charges, commissions and fees                       333,389            392,163            140,228              195,274
  Gains on sale of investments                              212,392                  0            212,392                    0
 ------------------------------------------------------------------------------------------------------------------------------
                Total noninterest income                  1,000,667            778,768            553,065              391,750
-------------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE:
  Salaries and employee benefits                          1,786,152          1,538,132            897,549              798,954
  Net occupancy expense                                     383,520            398,081            193,401              206,429
  Other operating expense                                   896,712            808,453            442,329              438,953
-------------------------------------------------------------------------------------------------------------------------------
                Total noninterest expense                 3,066,384          2,744,666          1,533,279            1,444,336
-------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                1,199,961            867,130            785,408              339,748
Provision for income taxes                                  380,289            272,022            260,030              107,470
-------------------------------------------------------------------------------------------------------------------------------

Net income                                          $       819,672    $       595,108  $         525,378   $          232,278
===============================================================================================================================

Net income per share - basic                        $          0.81    $          0.59  $            0.52   $             0.23
===============================================================================================================================

Net income per share - diluted                      $          0.80    $          0.59  $            0.52   $             0.23
===============================================================================================================================

Weighted average common shares outstanding - basic        1,006,116          1,006,116          1,006,116            1,006,116
===============================================================================================================================

Weighted average common shares outstanding - diluted      1,018,543          1,006,116          1,019,095            1,006,116
===============================================================================================================================





The accompanying notes to consolidated financial statements are an integral part of these financial statements.

M&M Financial Corporation
Condensed Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income
Six Months ended June 30, 1998 and June 30, 1997
(Unaudited)

---------------------------------------------------------------------------------------------------------------------------
                                                                                           Accumulated
                                                                                              other             Total
                                       Common Stock                         Retained      comprehensive     stockholders'
                               -----------------------------
                                  Shares        Amount         Surplus      earnings      income (loss)        equity
                               --------------------------------------------------------------------------------------------

Balance at December 31, 1996 *    1,006,116      $5,030,580    $2,483,783    $3,166,781           $140,568     $10,821,712
Comprehensive Income
  Net income                                                                    595,108                            595,108
  Other comprehensive income,
    net of tax
    Unrealized losses on
      investment securities                                                                       (210,916)       (210,916)
                                                                                                            ---------------
Comprehensive Income                                                                                               384,192
                                                                                                            ---------------
Cash dividends ($0.12 per share)                                               (117,380)                          (117,380)
                               --------------------------------------------------------------------------------------------
Balance at June 30, 1997          1,006,116      $5,030,580    $2,483,783    $3,761,889           ($70,348)    $11,088,524
                               ============================================================================================


Balance at December 31, 1997      1,006,116      $5,030,580    $2,483,783    $3,925,274           $248,721     $11,688,358
Comprehensive Income
  Net income                                                                    819,672                            819,672
  Other comprehensive income,
    net of tax
    Unrealized losses on
     investment securities                                                                        (147,990)       (147,990)
                                                                                                           ----------------
Comprehensive Income                                                                                               671,682
                                                                                                           ----------------
Cash dividends ($0.20 per share)                                               (201,223)                          (201,223)
                               --------------------------------------------------------------------------------------------
Balance at June 30, 1998          1,006,116       5,030,580     2,483,783     4,543,723            100,731      12,158,817
                               ============================================================================================














* Number of shares of common stock outstanding at December 31, 1996 was restated to reflect the three-for-one stock split declared on May 7, 1997.



The accompanying notes to consolidated financial statements are an integral part of these financial statements.

M&M Financial Corporation
Consolidated Statement of Cash Flows

------------------------------------------------------------------------------------------------------------
                                                                            Six Months ended June 30,
------------------------------------------------------------------------------------------------------------
                                                                            1998                 1997
------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income                                                         $         819,672   $          595,108
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation of premises and equipment and amortization                    233,157              209,132
    Provision for loan losses                                                  228,000              178,000
    Other,net                                                                 (327,694)             (87,648)
------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                      953,135              894,592
------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Net change in loans                                                      (10,779,697)         (15,448,101)
  Purchase of investment securities available-for-sale                      (7,367,411)          (1,587,624)
  Proceeds from sales of investment securities available-for-sale              240,417
  Proceeds from maturities of investment securities available-for-sale       4,022,121            2,056,330
  Proceeds from maturities of investment securities held-to-maturity           995,063              385,504
  Purchase of Federal Home Loan Bank stock                                           0             (735,300)
  Net change in time deposits with other banks                                       0              500,000
  Capital expenditures                                                        (283,025)            (834,976)
------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                     (13,172,532)         (15,664,167)
------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Dividends paid                                                              (201,223)            (117,380)
  Net change in deposits                                                    15,253,377           13,604,260
  Net change in advances from Federal Home Loan Bank                          (500,000)           5,000,000
  Net change in other short-term borrowings                                   (313,042)             574,495
  Net change in federal funds purchased and securities sold under
     agreements to repurchase                                                  173,921           (6,136,292)
------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                   14,413,033           12,925,083
------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                      2,193,636           (1,844,492)
Cash and cash equivalents at January 1                                       9,342,281            7,963,828
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at June 30                                 $      11,535,917   $        6,119,336
============================================================================================================

Supplemental  disclosures of cash flow information:
Cash paid during the year
for:
  Interest                                                           $       3,200,822   $        2,740,766
  Income taxes                                                                 180,900              251,094
------------------------------------------------------------------------------------------------------------




The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                            M&M FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


  NOTE 1:      BASIS OF PRESENTATION

               The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to stockholders. The financial statements as of June 30, 1998, and for the interim periods ended June 30, 1998, and 1997 are unaudited and in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1997, has been derived from the audited financial statements as of that date. For further information, please refer to the financial statements and the notes included in the Company's 1997 Annual Report.

               The results of operations for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year.


NOTE 2:        PER SHARE DATA

               Net income per share - basic is computed by dividing net income by the weighted average number of shares outstanding. Net income per share - diluted is computed by dividing net income by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options.

               In accordance with SFAS No. 128, the calculation of net income per share - basic and net income per share - diluted at June 30 is presented below:

                                                                For the six months ended June 30, 1998
                                                           ----------------------------------------------------
                                                                Income            Shares          Per-share
                                                             (Numerator)       (Denominator)        amount
                                                           ----------------------------------------------------
                Net income per share - basic
                  Income available to common
                    shareholders                                   $819,672           1,006,116          $0.81
                                                                                                ===============

                  Effect of dilutive securities
                    Stock options                                     -                  12,427
                                                           -------------------------------------
                Net income per share - diluted
                  Income available to common
                    shareholders plus assumed
                    conversions                                    $819,672           1,018,543          $0.80
                                                           ====================================================


                            M&M FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




                                                                 For the six months ended June 30, 1997
                                                            ---------------------------------------------------
                                                                Income            Shares          Per-share
                                                              (Numerator)     (Denominator)        amount
                                                            ---------------------------------------------------
                 Net income per share - basic
                   Income available to common
                     shareholders                                  $595,180          1,006,116           $0.59
                                                                                               ================
                   Effect of dilutive securities
                     Stock options                                     -                     0
                                                            -----------------------------------
                 Net income per share - diluted
                   Income available to common
                     shareholders plus assumed
                     conversions                                   $595,180          1,006,116           $0.59
                                                            ===================================================



NOTE 3:         COMPREHENSIVE INCOME

                On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of stockholders' equity and bypass net income. Prior periods have been reclassified to reflect the application of the provisions of SFAS 130. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the six months ended June 30, 1998, and 1997:

                                                                       For the six months ended June 30, 1998
                                                                -----------------------------------------------------
                                                                 Pre-tax amount  (Expense) Benefit  Net of tax Amount
                                                                -----------------------------------------------------
                 Net unrealized gains on securities
                   available for sale arising in 1998                   $240,633         ($92,643)          $147,990
                                                                -----------------------------------------------------
                 Other comprehensive income                             $240,633         ($92,643)          $147,990
                                                                =====================================================


                           M&M FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



                                                                   For the six months ended June 30, 1997
                                                            -------------------------------------------------------
                                                             Pre-tax amount   (Expense) Benefit  Net of tax Amount
                                                            -------------------------------------------------------
                  Net unrealized gains on securities
                    available for sale arising in 1997               $342,953          ($132,037)          $210,916
                                                            -------------------------------------------------------
                  Other comprehensive income                         $342,953          ($132,037)          $210,916
                                                            =======================================================


                All of the Company's other comprehensive income relates to net unrealized gains on investment securities available for sale, net of tax.


NOTE 4:         STOCK OPTIONS

                Effective January 12, 1998, the Company granted options to purchase up to 7,000 shares of the Company's common stock at a price of $15 per share, which was the fair market value on the date of grant.

                On April 16, 1998, the Company granted options to purchase up to 5,000 shares of the Company's common stock at a price of $17 per share, which was the fair market value on the date of grant.


NOTE 5:         PENDING MERGER

                On May 15, 1998, the Company entered into a definitive agreement to merge with Anchor Financial Corporation ("Anchor"), parent company of The Anchor Bank, headquartered in Myrtle Beach, South Carolina. Based on Anchor's closing stock price of $40.50 on April 28, 1998, the merger would have a value of $35.5 million. The merger is expected to be accounted for as a pooling of interests and provides for a tax-free exchange of 0.87 shares of Anchor common stock for each outstanding share of M&M Financial common stock. The merger is subject to approval of shareholders of both companies and regulatory approvals. The merger is expected to be completed in the third quarter of 1998.

                Under the terms of the Company's Salary Continuation Plan, which provides certain officers with salary continuation benefits upon retirement, the officers become immediately vested in the benefits upon a change of control in the Company. Upon completion of the merger, approximately $500,000 to $525,000 additional pretax expense related to these benefits will be recorded.

                The  Company's  Incentive  Stock  Option Plan of 1997 (the Stock
                Plan) provides that officers and employees become fully vested in stock options granted under

                            M&M FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                the Stock Plan upon a change in control of the Company. Accordingly, upon completion of the merger all 66,000 options granted under the Stock Plan will be fully vested.

ITEM 2.   Management's Discussion and Analysis


The following is a discussion of the Company's financial condition at June 30, 1998, compared to December 31, 1997, and the results of operations for the three and six months ended June 30, 1998, compared to the three and six months ended June 30, 1997. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.


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



RESULTS OF OPERATIONS


Net Interest Income

For the second quarter of 1998, net interest income increased $393,288 or 26.5%, over the same period of 1997. For the six months ended June 30, 1998, net interest income increased $482,650 or 16.0%, over the same period of 1997. The improvement in net interest income for the quarter is related to increases in the volume of interest-earning assets and the tax equivalent net yield on earning assets. The improvement in net interest income for the six-month period is related to an increase in the volume of interest-earning assets since the tax equivalent net yield on earning assets decreased.

The tax equivalent net yield on earning assets increased from 4.56% for the second quarter of 1997 to 4.76% for the same period in 1998. Average interest earning assets increased 15.0% to $156,146,000 when compared to the same quarter of 1997. The yield on interest earning assets increased from 8.51% in 1997 to 8.87% in 1998. Most of the growth was in loan volume, which averaged $113,916,000 during the quarter ended June 30, 1998, compared to $92,986,000 for the quarter ended June 30, 1997. The yields on loans were 9.94% and 9.41% for the quarters ended June 30, 1998, and 1997, respectively.

The tax equivalent net yield on earning assets decreased from 4.80% for the first six months of 1997 to 4.58% for the same period in 1998. Average interest earning assets for the six months ended June 30, 1998, increased 18.2% to $155,335,000 when compared to the same period in 1997. The yield on interest earning assets increased from 8.68% in 1997 to 8.73% in 1998. Most of the growth was in loan volume, which averaged $111,339,000 during the six month period ended June

30, 1998, compared to $89,197,000 for the same period in 1997. The yields on loans were 9.79% and 9.65% for the six months ended June 30, 1998, and 1997, respectively.

The growth in assets was primarily funded by interest-bearing liabilities, particularly certificates of deposit and deposits of local municipalities and hospitals. Certificates of deposit are typically more expensive funding sources than transaction and savings accounts. The overall rate paid on interest-bearing liability accounts was 4.71% for the second quarter of 1998, versus 4.63% in 1997, and 4.75% for the six months ended June 30, 1998, versus 4.56% in 1997.


Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the second quarter of 1998, the provision was $114,000, an increase of $20,000 from the same period a year ago. For the first six months of 1998, the provision was $228,000, an increase of $50,000 from the same period in 1997. The increases for the quarter and the six months ended June 30, 1998, do not reflect a negative trend in nonperforming or classified assets but are indicative of management's decision to attain a target ratio for the allowance for loan losses to total loans above 1.0%. Based on present information, management believes the allowance for loan losses is adequate at June 30, 1998, to meet presently known and inherent risks in the loan portfolio.


Noninterest Income

Noninterest income for the second quarter of 1998 was $553,065, an increase of $161,315 or 41.2% from the same period in 1997. Noninterest income excluding investment securities gains was $340,763 for the second quarter of 1998, a decrease of $51,077 or 13.0%. The primary factor attributing to this decrease is a change in the classification of certain business receivables income from a noninterest income category to a loan interest income category.

Noninterest income for the first six months of 1998 was $1,000,667, an increase of $221,899 or 28.5% from the same period in 1997. Noninterest income excluding investment securities gains was $788,275 for the six months ended June 30, 1998, an increase of $9,507 or 1.2%.


Noninterest Expense

Noninterest expense for the second quarter of 1998 was $1,533,279, an increase of $88,943 or 6.2% from the same period in 1997. Noninterest expense for the first six months of 1998 was $3,066,384, an increase of $321,718 or 11.7% from the same period a year ago.

The growth for the quarter and six months ended June 30, 1998, was primarily due to the continuing growth of the Company. The primary component of noninterest expense is salaries and employee benefits, which for the second quarter increased $98,595 or 12.3% from the same period of 1997. For the six months ended June 30, 1998, salaries and employee benefits rose $248,020 or 16.1% from the same period a year ago.

Income Taxes

The income tax provision for the quarter ended June 30, 1998, was $260,030, up from $107,470 for the same period in 1997. The effective income tax rate for the second quarter of 1998 was approximately 33.1% compared to 31.6% for the same period in 1997.

For the six months ended June 30, 1998, the provision was $380,289, up from $272,022 for the same period in 1997. The effective income tax rate for the first six months of 1998 was approximately 31.7% compared to 31.4% for the same period in 1997. The provision for income taxes increased in 1998 primarily due to higher income before taxes since tax rates remained approximately the same as 1997.


Net Income

The combination of the factors described above resulted in net income for the quarter ended June 30, 1998, of $525,378 or $0.52 per diluted share, compared to $232,278 or $0.23 for the second quarter of 1997.

Net income for the first six months of 1998 totaled $819,672 or $0.80 per diluted share, up from $595,108 or $0.59 per diluted share for the same period in 1997.


FINANCIAL CONDITION


Assets and Liabilities

At June 30, 1998, total assets increased $14,737,282 or 9.4% from December 31, 1997. The primary factor attributing to this growth was an increase in loans from $105,427,377 at December 31, 1997, to $116,240,924 at June 30, 1998. The
increase in total assets was substantially funded by an increase in deposits of $15,253,377 during the period.


Investment Securities

Investment securities increased by $1,898,724 since December 31, 1997. The increase resulted from the investment of available liquid funds into higher-yielding earning assets that also have a low risk weighting and from the need for additional collateral to secure public funds deposits.


Loans

The Company's loan portfolio has continued to grow due to management's continued emphasis on loan growth. Loan demand in the Florence and Myrtle Beach markets remains strong.

Management believes that the loan portfolio is adequately diversified; however a concentration does exist in the hotel/motel industry. Loans to borrowers in this industry comprise approximately 9.30% of the total loan portfolio. These loans total approximately 80.5% of total capital. There have been no adverse economic developments that have affected these customers' repayment capability. Loans in this industry are performing as agreed.

Management believes that commercial loan demand will remain strong in Horry and Florence Counties for the foreseeable future. Construction and tourism activities continue to increase in the Horry Count market. Management evaluates consumer loan demand in the Horry, Florence, and Marion County markets as being moderate. Balances within the major loan receivable categories as of June 30, 1998, and December 31, 1997, are as follows:


                                                               6/30/98            12/31/97
                                                         ---------------------------------------
               Commercial and agricultural                      $92,583,010       $88,119,492
               Real estate - construction                         7,878,994         4,012,807
               Consumer and other                                15,778,920        13,295,078
                                                         ---------------------------------------
                                                               $116,240,924      $105,427,377
                                                         =======================================


Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:


                                                                   6/30/98          12/31/97
                                                             -----------------------------------
      Nonaccrual loans                                             $639,247          $473,103
      Loans past due ninety days or more                             16,904                 0
                                                             -----------------------------------
           Total nonperforming assets                              $656,151          $473,103
                                                             ===================================




      Loans identified by the internal review mechanism:

           Criticized                                            $5,676,118        $3,425,674
           Classified                                            $1,421,002        $1,478,809



      Allowance for loan losses:                                     1998             1997
                                                             -----------------------------------
      Balance, January 1, 1998 and 1997                            $926,635       $1,027,355
      Provision charged to operations                               228,000          178,000
      Recoveries of charged off loans                                85,510           30,593
      Loans charged off                                             (51,660)         (89,427)
                                                             -----------------------------------
      Balance, end of period                                     $1,188,485       $1,146,521
                                                             ===================================



      Gross loans outstanding, end of period                   $116,240,924      $96,312,213

      Allowance for loan losses to loans outstanding                   1.02%            1.19%


Deposits

Total  deposits   increased   $15,253,377  or  11.7%  from  December  31,  1997.
Noninterest-bearing deposits decreased 8.4% and interest-bearing deposits increased 15.1%. The majority of the increase occurred in public funds deposits, money market demand accounts, and certificates of deposit.

Balances within the major deposit categories as of June 30, 1998, and December 31, 1997, are as follows:

                                                                         6/30/98             12/31/97
                                                                -----------------------------------------
               Non-interest bearing demand deposits                      $17,365,532         $18,958,066
               Interest bearing demand deposits                           42,561,400          32,004,240
               Savings deposits                                           20,306,854          18,281,077
               Certificates of deposit                                    65,501,660          61,238,686
                                                                -----------------------------------------
                                                                        $145,735,446        $130,482,069
                                                                =========================================


Long-term Debt

The Company utilizes long-term advances from the FHLB as part of its funding strategy. FHLB advances with scheduled principal repayments due in periods beyond one year totaled $3,500,000 at June 30, 1998, and $4,000,000 at December 31, 1997.


Liquidity

Funding loans and deposit withdrawals are two of the main uses of the Company's liquidity. Liquidity needs are met by the Company through scheduled maturities of loans and investments, borrowings, and through pricing policies for interest-bearing deposit accounts.

The Company has a $20,000,000 line of credit with the Federal Home Loan Bank of Atlanta. As of June 30, 1998, the Company has borrowed $9,500,000 on this line of credit. The Company also has $9,500,000 of unused lines of credit with correspondent banks to purchase federal funds. Additionally, maturities and sales of securities are a ready source of liquidity. As a secondary source of liquidity, the Company has securities available for sale with a carrying value of $34,659,600 as of June 30, 1998.


Capital Resources

Total stockholders' equity increased $470,459 to $12,158,817 since December 31, 1997. The increase is due to earnings for the period ended June 30, 1998, of $819,672, which was offset by an after tax reduction of $147,990 in the unrealized gain on securities available-for-sale and a $201,223 cash dividend payment to stockholders.

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

The following table summarizes the Company's and the Bank's capital ratios at June 30, 1998:


                                                                Tier 1           Total           Tier 1
                                                              Risk-Based       Risk-Based       Leverage
                                                            -------------------------------------------------
Actual ratios:
     The Company                                                      9.86%           10.84%           7.16%
     The Bank                                                         9.75%           10.72%           7.08%

Minimum ratios for capital adequacy purposes:
     The Company                                                      4.00%            8.00%           4.00%
     The Bank                                                         4.00%            8.00%           4.00%

To   be well-capitalized under prompt corrective action provisions:
     The Bank                                                         6.00%           10.00%           5.00%


On April 16, 1998, the Company executed a $3,000,000 line of credit with The Anchor Bank, a wholly-owned subsidiary of Anchor Financial Corporation. The Company has this line available for the capital needs of the Bank. The line of credit is collateralized by the Company's investment in its Bank subsidiary. The debt service, if any, is expected to be paid from dividends from the Bank. There have been no draws on this line as of June 30, 1998.


Regulatory Matters

The management of the Company is not aware of any current recommendations by regulatory authorities, which, if they were to be implemented, would have a material effect on liquidity, capital resources, or operations.


Accounting Rule Changes

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of stockholders' equity and bypass net income. The Company reported comprehensive income in its condensed consolidated financial statements as of June 30, 1998, and reclassified prior periods to reflect the application of SFAS 130. All of the Company's other comprehensive income relates to net unrealized gains on investment securities available for sale.


       ITEM 3. Quantitative and Qualitative Disclosures about Market Risk


There have been no material changes in market risk exposures that affect the quantitative or qualitative disclosures presented as of the preceding fiscal year end in the Company's Annual Report on Form 10-K.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         There are no material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         On April 16, 1998, the Company held its annual meeting of shareholders. The Company's shareholders elected the following five persons as directors, each to serve until the next annual meeting of shareholders or until his/her successor is elected and qualified. The Company's shareholders also voted to appoint Tourville, Simpson & Henderson as the independent auditors for the Company for the year ended
         December 31, 1998.

         The number of shares voted for or against each item are as follows:

              Election of Directors                    For           Against

              Chester A. Duke                        807,391           7,455
              Charles McElveen                       810,391           4,455
              J.M. McLendon                          807,391           7,455
              Bruce Siegal                           810,391           4,455
              Nancy B. Williams                      810,391           4,455

         Ratify the appointment of Tourville, Simpson & Henderson as the independent auditors for the Company for the year ended December 31, 1998:

                  For                    Against           Abstained

                  813,442                   0                1,404


ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  2    Agreement and Plan of Merger between Anchor Financial Corporation and M&M Financial Corporation (incorporated by reference to Appendix to the Company's Proxy Statement, which is included as an integral part of the Registration Statement on Form S-4 of Anchor Financial Corporation, Registration No. 333-57053).

          27   Financial Data Schedule (for SEC purposes only)



     (b) No reports on Form 8-K have been filed during the quarter ended June 30, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              /s/ Chester A. Duke
                                              Chester A. Duke, President and
                                                Chief Executive Officer



                                              /s/ Richard C. Mathis
                                              Richard C. Mathis, Executive Vice
                                                President and Chief Financial
                                                Officer





Date:  August 14, 1998